Form 10KSB40
period 1998-09-30
ASPAC COMMUNCATIONS INC
filed 1999-01-13
CIK 1048172

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

(_) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


                         Commission File No. 000-24441


                          ASPAC COMMUNICATIONS , INC.
            (Exact name of registrant as specified in its charter)


Delaware                                                95-4652797
--------------------------------           -------------------------------------
(State or Other Jurisdiction of            I.R.S. Employer Identification Number
Incorporation or Organization)


                       2049 Century Park East, Suite 1200
                         Los Angeles, California 90067
         ------------------------------------------------------------
          (Address of Principal Executive Offices including Zip Code)


Registrant's telephone number, including Area Code:  310/712-3288

Securities to be Registered Under Section 12(b) of the Act: None

Securities to be Registered Under Section 12(g) of the Act: Common Stock, $.0001 Par Value
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB
YES  X   NO

Aggregate market value of voting stock held by non-affiliates of the registrant at January 11, 1999: Currently there is no public market for these securities.

Number of shares of common stock outstanding at September 30, 1998: Common Stock - 20,020,000

                                    PART  I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     The Company was incorporated in the State of Delaware on June 1, 1994. The Company has limited operations and no revenue to date. Since inception, the principal activity of the Company has been directed to its organizational efforts. As of the date hereof, the Company has hired a full-time President and has entered into certain preliminary discussions for the participation in telecommunication projects. The Company has not entered into any definitive agreements except the Agreement and Plan of Reorganization with IDN Telecom, Inc. executed on November 9, 1998. See "ITEM 1, Pending Merger with IDN Telecom, Inc., a California Telecommunications Company". Start-up costs incurred by the Company have been provided by the initial sale of certain securities of the Company and by loans from its current shareholders and one of its officers. The Company has obtained a verbal agreement and understanding from one of its shareholders, Finhorn Enterprises Limited, that such shareholder will financially assist the Company through loans or stock purchases or securing third-party financing for the Company.

     The Company intends to engage in the development, acquisition and possible sale of telecommunications and Internet services to offer a broad range of local and regional, international, and enhanced telecommunication and Internet services including but not limited to wireless and fixed line telephone service, and ISP, ICP services to individuals, business and residential customers. The Company intends to concentrate its services in the Far East, including China, and in the United States. The Company may locate existing telecommunications or Internet systems which it may acquire as part of the development of its operating network. The Company intends to offer local and international calling services, as well as customized telecommunications and Internet services to its clients.

     The Company may determine to raise funds in order to develop telecommunication systems. Management may use various methods to raise such funds including debt obligations such as loans from banks or other sources of debt securities and/or investors' equity. If financing is arranged, of which there can be no assurance, Management anticipates that repayment of debt and debenture obligations will be made from earnings from operations or sales of the telecommunications and Internet systems and/or equity interest in the Company. The Company has not established any ratio governing its equity to debt limits nor any limit upon the debt which may be incurred.

     On November 6, 1997, the Company entered into an employment agreement with Marc F. Mayeres to serve as President of the Company. On August 3, 1998, the Company extended such employment with Mr. Mayeres for an additional three years. See "EXECUTIVE COMPENSATION-Employment Agreements". The Company has entered into loan agreements with certain shareholders for payment of certain expenses. There is no written agreement pursuant to which the current shareholders must make additional loans or purchase additional stock, although the Company has received the verbal commitment from Finhorn Enterprises Limited to financially assist the Company.

Current Operations

     The Company has begun discussions regarding several opportunities for participation in developing certain telecommunication networks. These discussions are all in the preliminary stages and potential investors should be alerted that there is no assurance that the Company will finalize any of these discussions or that agreements will be reached or conducted on any of the terms outlined below.

     Joint Venture with China United Telecommunications Corporation ("China Unicom"). The Company is currently in discussion with China United Telecommunications Corporation, Hebei Branch ("Hebei Unicom") located in Shijiazhuang, Hebei Province, China and its affiliates for possible participation in the construction and development of wire-line and wireless telephone networks in Hebei Province in China. Hebei Unicom is an authorized public telephone operator in China. Liancheng Ji, the director of the Company, was Vice President of Hebei Unicom until January, 1998 and is now Vice-President
of China Unicom, Paging Division.   On February 10, 1998, the Company and Hebei
Unicom executed a preliminary letter of intent to participate in a cooperative joint venture for the construction, development and servicing of a 200,000-subscriber wire-line telephone network. This project would constitute the first phase of a 2,000,000-subscriber wire-line telephone project in the Hebei Province. Pursuant to the letter of intent, the Company and Hebei Unicom agree to finalize the terms, participation arrangement, and capital contributions of each party as discussions progress. The letter of intent specifies that no agreement has been reached and that any such agreement would be subject to receipt of necessary company, governmental, regulatory and other approvals. The letter of intent is preliminary only and there is no assurance that any discussions will be continued or pursued. The letter of intent does not provide any guarantees or penalties if either party does not continue the discussions described therein. During September, 1998, Ms. Zhang, the secretary of the Company, visited the Beijing office of Hebei Unicom to discuss proposed terms of the joint venture with the officers of Hebei Unicom. As of the date hereof, such terms continue to be discussed and no final agreement has been reached.

     The present negotiations anticipate that upon establishment of the joint venture with Hebei Unicom, the Company will be responsible for contributing a pro-rata amount of capital (approximately $2,100,000) based on its joint venture equity percentage, which under current negotiations would be 70%. The majority shareholder of the Company, Finhorn Enterprises Limited, has agreed to arrange the financing for the Company's initial investment in the joint venture. Any additional required capital will be arranged through financing with local banks or other local financing sources. No such additional financing has been arranged and there is no assurance that any such financing will be available when, and if, required.

     The possible telecommunication construction and development in the Hebei Province would be an expansion of the existing current wire-line and wireless telephone network. The current wire-line telephone penetration rate in Hebei Province is only 5.3 per 100 capita and the penetration rate for wireless telephone is 0.52 per 100. These penetration rates are below the international standards for developed and developing countries and the Company believes that there is a great demand for immediate increase in network capability and services.

     The Company anticipates that any joint venture agreed to with Hebei Unicom would continue for approximately 25 years, a customary duration. The Company anticipates that in addition to its capital contribution it may be responsible for constructing and developing the telephone expansion network and would also assisting in obtaining equipment, goods and materials not available in China; introducing and overseeing modern and efficient operating and management techniques; recruiting qualified foreign personnel and international consultants; and assisting in raising capital for the network construction. However, no agreement has been reached or finalized and there is no assurance that any agreement will be reached or that the if reached will be finalized or approved.

     Joint Venture with Beijing Chinsi Electronic Co. Ltd. On September 30, 1998, the Company signed a Preliminary Cooperation Agreement with Beijing Chinsi Electronic Co., Ltd. (formerly under the translated name of Beijing Change Electronic Co., Ltd.) to jointly construct and develop a nationwide internet network to provide access to the World Wide Web, electronic mail transfer, business and individual web pages, search engines, news and updates, on-line shopping, and other services as customarily available by an internet service provider. Beijing Chinsi Electronic Co., Ltd. is a high-tech company specialized in research and development of telecommunications equipment, including paging, data transmission and wireless receiving equipment. The terms of the joint venture are in discussion and no final agreement has been reached. The present negotiations anticipate that upon establishment of the joint venture with Beijing Chinsi Electronic Co., Ltd., the Company will be responsible for contributing approximately $7,000,000. The majority shareholder of the Company, Finhorn Enterprises Limited., has agreed to arrange the financing for the Company's initial investment in the joint venture. Any additional required capital will be arranged through financing with local banks or other local financing sources. No such additional financing has been arranged and there is no assurance that any such financing will be available when, and if, required.

     Joint Venture with CERNET.  On January 5, 1999, the Company signed a
Letter of Intent with China Education and Research Network ("CERNET"), and Beijing Xintaike Technology Development Center to cooperate and provide satellite and fiber optic long distance backbone connections to the CERNET network. CERNET is the first network established in China with international internet connections. With over 500 universities and research institutes connected to the network, CERNET has over 300,000 users and is one of the four largest internet network approved by the Chinese Government. It is specified in the Letter of Intent that the three parties will form a joint venture company to implement the project and the Company will be entitled to 70% of the equity and future profits of the joint venture company. The Company agrees to invest US$600,000 to the joint venture's preparation committee as the project initial investment within 10 days of the satisfactory completion of the feasibility study report and the signing of the definitive cooperation agreement. The majority shareholder of the Company, Finhorn Enterprises Limited., has agreed to arrange the financing for the Company's initial investment in the joint venture. Any additional required capital will be arranged through financing with other financing sources. No such additional financing has been arranged and there is no assurance that any such financing will be available when, and if, required.

     Pending Merger with IDN Telecom, Inc., a California Telecommunications Company. The Company is in discussions for merger or stock acquisition with IDN Telecom, Inc. ("IDN"), a California-based company specializing in research and development of advanced telecommunication equipment and systems. The technology developed by this company would allow the Company to build advanced and cost-efficient telecommunication networks. The officers of the Company have become unpaid officers and advisors to IDN Telecom, Inc. They have also been appointed to IDN Telecom's board of directors. As of the date hereof, the officers of the Company have assisted IDN Telecom, Inc. in preparing a financial review and financial options regarding possible terms and structure of a business combination. On November 9, 1998, the Company executed an Agreement and Plan of Reorganization with IDN, subject to fulfillment of certain conditions, and if such conditions are fulfilled to close on March 31, 1999, which can be accelerated or extended with both party's consents. Upon closing of the Agreement, the Company will issue 20,030,000 shares of common stock of the Company to IDN's current shareholders in exchange for 100 percent of IDN's common stock outstanding. If the closing occurs on this transaction, the Company will file a Form 8-K discussing the terms thereof and including financial statements of IDN Telecom, Inc., but there is no assurance that such closing will occur.

Business Plan

     The Company plans to seek opportunities for the development and construction of telecommunications and Internet networks either by itself or in cooperation with other entities. The Company intends to establish and develop, either through construction and development or through acquisition of existing systems, one or more telecommunications and/or Internet networks consisting of fixed and/or cellular line services to be selected in specific target areas in the Far East, including China, and, if the opportunity is available, in the United States.

     The Company intends to establish a network communication system for business and residential subscribers to provide intraconnection between cellular and fixed line services and to provide subscribers with capability to make domestic and international long distance calls. The Company plans to establish and offer nationwide an Internet access system in China and anticipates that its network systems will interconnect with the MPT Systems which will allow the Company's subscribers to communicate with fixed line and cellular users of other networks and to make and receive domestic and international long distance calls.

     The Company anticipates that it will commence operations by entering into joint venture relationships with other established telecommunication companies, either in the United States or elsewhere, for the initial development and construction of telecommunication and Internet networks or for the expansion and improvement of existing network. The Company anticipates that it will participate in a series of such joint ventures while, if funds are available therefor, initiating telecommunications projects in which it is the sole participant. The Company anticipates that as it participates in a growing number of such projects, it will be able to develop, in China initially, compatible telecommunications systems and Internet access to a wide variety of geographic locations.

     The Company anticipates that it will be able to work with the MPT and its agents to establish an interconnection arrangement to allow the Company to utilize the existing MPT network equipment and connections. Fees charged for such usage will be passed to the customer as part of the utilization tariff. The Company intends to utilize current computer systems to provide network operation management, customer service and marketing. The Company intends to construct its own transceiver station sites or to lease such sites from the MPT or third-party owners or acquire receiving stations already existing.

     The Company intends to focus on controlling costs and providing efficient operations through the use of advanced management information systems and by retaining and attracting qualified personnel. The Company intends to focus on marketing its telecommunications system in its selected target areas. The Company intends to offer subscribers certain value added services such as call forwarding, call waiting, conference calling, facsimile transmission services, and modem access to the Internet and World Wide Web. The Company will develop its value added services package as it identifies its target market and the demographics therein.

     The Company's principal business objective is to provide telecommunications systems, including cellular, fixed line and Internet services, to residential and businesses customers in countries in the Far East, including China, and in the United States. The Company intends to reach its objectives through the development of its telecommunication network and/or by the acquisition of existing telecommunication networks, or both.

Employees

     As of January 11, 1999, the Company has two full time employees. The Company intends to hire additional personnel as the development of the Company's business continues and makes such action appropriate. The Company's employees are not represented by a labor union and are not covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Effects of Government Regulations on Business and Certain Risk Factors

     The Company's proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of an operating history. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business and the competitive environment in which the Company will operate. No assurance can be given that the operations of the Company will result in any revenues or that the Company will be profitable.

Enforceability of Certain Civil Liabilities

     The Company's sole director resides outside the United States. The Company anticipates that a substantial portion of the assets that may be developed or acquired by it will be located outside the United States and, as a result, it may not be possible for investors to effect service of process within the United States upon such person, or to enforce against the Company's assets or against such person judgments obtained in United States courts predicated upon the liability provisions, and most particularly the civil liability provisions, of the United States securities laws or state corporation or other law.

Investment in Far East Generally

     The Company anticipates that it will initially focus its development efforts on telecommunication projects and opportunities located in China and the Far East. Because of government controls and lack of established information systems, information regarding projects in which the Company may participate located in China and the Far East will be difficult for United States investors to obtain and investors will be unable to track the progress of the Company. In addition, if the Company begins operations in China or the Far East it will be subject to the risks incident to the ownership and operation of businesses therein. These risks include, among others, the risks of internal political or civil unrest, war, or government restrictions. These risks are dynamic and difficult to quantify. The Company will be subject to the risks normally associated with changes in general national economic conditions or local market conditions, competition, patronage, changes in market rates, and the need to periodically upgrade and replace equipment to maintain desirability, and to pay the costs thereof. Although many of the governments of the countries of the Far East have liberalized policies on international trade, foreign ownership and development, investment, and currency repatriation, increasing both international trade and investment accordingly, such policies might change unexpectedly. The Company will be effected by the rules and regulations regarding foreign ownership of real and personal property, including telecommunication switching stations, land lines and other property. Such rules may change quickly and dramatically which may have an adverse impact on ownership and may result in a loss without recourse of property or assets of the Company. In July, 1997, the control of Hong Kong was transferred from Great Britain to China. As a result, Hong Kong is still in a period of transition.
It is uncertain what changes may result from such transition in regard to business, foreign property ownership, restrictions on development, taxes or other factors.

Investment in China in Particular

     Because the operations of the Company are expected to be based to a substantial extent in China, the Company will be subject to the rules and restrictions governing China's legal and economic system as well as general economic and political conditions in that country. These include the following:

     Political and Economic Matters. Under its current leadership, the government of the People's Republic of China ("PRC") has been pursuing economic reform policies, which include the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the Chinese government will continue to pursue such policies, or that such policies will be successful if pursued. Changes in policies made by the Chinese government may result in new laws, regulations, or the interpretation thereof, confiscatory taxation, restrictions on imports, currency devaluation or the expropriation of private enterprise which may, in turn, adversely affect the Company. Furthermore, business operations in China can become subject to the risk of nationalization, which could result in the total loss of ownership and control of any assets or operations that may be developed by the Company in China. Also, economic development may be limited by the imposition of austerity measures intended to reduce inflation, the inadequate development of an infrastructure, and the potential unavailability of adequate power and water, transportation, communication networks, raw materials and parts, etc.

     Legal System. The PRC's legal system is a civil law system based on written statutes. Unlike the common law system in the United States, decided legal cases in the PRC have little value as precedents. Furthermore, the PRC does not have a well-developed body of laws governing foreign enterprises. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published, statements regarding these evolving policies have been conflicting, and any such policies, as administered, are likely to be subject to broad interpretation and modification, perhaps on a case-by-case basis. As the legal system in the PRC develops with respect to such new forms of enterprise, foreign investors may be adversely affected by new laws, changes in existing laws (or interpretation thereof) and the preemption of provincial or local laws by national laws. The Company's operations in China, if any are developed of which there can be no assurance, will be subject to administrative review and approval by various national and local agencies of the PRC government. Management intends that the Company's operations will comply with applicable administrative requirements; however, there is no assurance that the Company will be able to timely obtain the necessary administrative approvals for any projects that the it determines to develop.

     Inflation/Economic Policies. In recent years, the Chinese economy has experienced periods of rapid growth and high rates of inflation, which have, from time to time, led to the adoption by the PRC government of various corrective measures designed to regulate growth and contain inflation. In 1995, China's overall inflation rate was estimated to be 14.8%, compared to 21.4% in 1994 and 13.2% in 1993. High inflation has in the past and may in the future cause the PRC government to impose controls on prices, or to take other action which could inhibit economic activity in China, which in turn could affect the Company's development or operations.

     Foreign Currency Exchange. The Renminbi ("Rmb"), the currency of China, is not a freely convertible currency. Both conversion of Rmb into foreign currencies and the remittance of Rmb abroad are subject to the PRC government approval. The Company intends to develop telecommunication systems in the Far East including China and anticipates that initially it may earn revenues, if any, and incur costs, in Rmb.

     Prior to January 1, 1994, Rmb earned within China were not freely convertible into foreign currencies except with government permission, at rates determined at swap centers, where the exchange rates often differed substantially from the official rates quoted by the People's Bank of China. On January 1, 1994, the People's Bank of China introduced a managed floating exchange rate system based on the market supply and demand and proposed to establish a unified foreign exchange inter-bank market among designated banks. In place of the official rate and the swap center rate, the People's Bank of China publishes a daily exchange rate for Rmb based on the previous day's dealings in the inter-bank market. It is expected that swap centers will be phased out. However, the unification of exchange rates does not imply full convertibility of Rmb into United States Dollars or other foreign currencies. Payment for imported materials and remittance of earnings outside of China are subject to the availability of foreign currency which is dependent on the foreign currency denominated earnings of the entity or allocated to the Company by the government at official exchange rates.

     Approval for exchange at the exchange center is granted to enterprises in China for valid reasons such as purchases of imported goods and remittance of earnings. While conversion of Rmb into dollars or other foreign currencies can generally be effected at the exchange center, there is no guarantee that it can be effected at all times. There is still uncertainty as to how foreign enterprises will be treated under this new system or whether the system will be changed again in the future. In the event of shortages of foreign currency, the Company may be unable to convert sufficient Renminbi into foreign currency to enable it to comply with foreign currency payment obligations it may have.

     PRC Regulation of the Telecommunications Industry. The Ministry of Posts and Telecommunications (which is currently being reformed to be part of the Ministry of Information Industry)(the "MPT") regulates the telecommunications industry in China. The MPT directly or indirectly regulates entry into the telecommunications industry, scope of permissible business, interconnection and transmission line arrangements, technology and equipment standards, and other aspects of the Chinese telecommunications industry. Such regulation may limit the Company's flexibility to respond to certain development opportunities. In addition, changes in the regulations or policies governing such regulatory framework could have an adverse effect on the Company. The Company may have to obtain certain licenses, if required, from the MPT in order to commence its proposed business. There is no assurance that it will be able to obtain such licenses, or if obtained, that they will not be untimely revoked or suspended. The rates that the Company will be permitted to charge for telecommunications services, if any are developed, are subject to regulation by the State Planning Commission, the MPT, and relevant Provincial Price Bureaus. Once authorized by such regulatory agencies, there can be no assurance that changes in the tariffs and rates would not have a material adverse effect on any Company business and results of operations, if any had been developed.

Chinese Restrictions on Foreign Joint Ventures

     On September 1, 1993, the MPT promulgated the "Interim Regulations on Approving and Administrating the Operation of Liberalized Telecommunication Services" (the "Interim Regulations") which specify that foreign parties, including Sino-Foreign joint ventures (SFJV") may not invest in, own or participate in operating telecommunications system in China. While foreign investment, ownership and operation of telecommunications in China is prohibited, there is no prohibition on foreign investment enterprises participating in building, transferring ownership of, maintaining and servicing telecommunications networks in China (referred to as "BTSM"). BTSM is an acceptable method of a foreign company participating in the Chinese telecommunications network. The joint venture transactions currently being negotiated by the Company fall within the BTSM model. However such transactions will need approval by the Chinese government. Management believes that such approval will be obtained without difficulty but there can be no assurance that the Chinese government will not revise its position on the BTSM joint venture model and refuse approval. Such refusal would severely restrict the Company's ability to enter into joint ventures in China.

     The State Council of China recently approved in principle to ban Chinese-Chinese-foreign joint ventures ("CCFJV") which are created when a foreign company forms a joint venture with a Chinese company, creating a Chinese entity in principle, which in turn forms a new joint venture with a Chinese telecom operator. This complex structure has been used as a way to circumvent China's ban on foreign participation in the operation of telephone networks. The recent approvals by the State Council reaffirm the Interim Regulations on the use of this structure and foreign entities' participation in telephone network operation. The recent State Council action does not impact on the Company's proposed transactions as the Company intends to participate in the construction, management and profit sharing, not operation, of the telephone systems utilizing the BTSM model. However, there can be no assurance that the State Council or other agency may not in the future restrict or prohibit the BTSM model or other type of transaction contemplated by the Company. Any such action would severely impact on the Company's ability to pursue its business in China.

Success of Plan of Operations and Shareholder Information Dependent on
Management

     The ability of the Company to successfully effect its business objectives and to develop, construct, manage and acquire telecommunication systems and Internet networks will be largely dependent upon the efforts of its Management including Mr. Marc F. Mayeres, President of the Company and Liancheng Ji, a director of the Company. As the Company anticipates operations in China and elsewhere in the Far East, shareholders may have difficulty in obtaining information from sources other than the Company, including foreign local or national government agencies, about the Company's activities and development of its projects in China or such other countries in the Far East. Shareholders will be dependent upon Management for reports of the Company's development and activities and expenditure of proceeds. The Company has entered into an employment agreement with Mr. Mayeres. The Company has not obtained any "key man" life insurance on the lives of any of its officers or the director. The loss of the services of the key executives or director could have a material adverse effect on the Company's ability to successfully achieve its business objectives. The officers of the Company will work full time on the development and operations of the Company. Mr. Liancheng Ji will devote such time as a director as reasonably necessary to assist the Company in developing its telecommunications systems and Internet network in China and elsewhere in the Far East.

Limited Telecommunications Industry Experience

     The Company's Management has limited experience in owning, constructing, developing or managing telecommunications and Internet systems although the sole director of the Company has both education and experience in such areas and has worked in the telecommunications field in the Far East for over 30 years. Although the Company plans to hire consultants, and professional operating technicians and specialists, there can be no assurance that these professionals will be available on terms acceptable to the Company.

     In order to supplement the business experience of Management, the Company may employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors in China, the Far East or the United States. Furthermore, it is anticipated that such persons may be engaged by the Company on an independent basis without a continuing fiduciary or other obligation to the Company. As of the date hereof, the Company has entered into agreements with two consultants to recommend to the Company applicable telecommunications technologies and to assist the Company in locating joint venture partners. See "ITEM 10. EXECUTIVE COMPENSATION"

Possible Need for Additional Financing to Commence or Continue Operations

     The Company will be limited in implementing its business plan for the development, construction and management of telecommunication and Internet systems and for the acquisition of existing telecommunication systems and will likely need to obtain additional funds in order to develop such telecommunications or Internet systems. The Company may seek additional sources of capital, including an offering of its equity securities, an offering of debt securities or obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to a debt allowance.

     If the Company needs to obtain additional financing, there is no assurance that financing will be available, from any source, or that it will be available on terms acceptable to the Company, or that any future offering of securities will be successful. The Company could suffer adverse consequences if it is unable to obtain additional capital when needed. The pace of the Company's development of telecommunication and Internet systems and the possible acquisition of existing systems is directly related to the amount of capital available to the Company for such purposes.

Competition from Other More Established Entities

     The Company will be a small participant in the telecommunications industry and it will face competition from well financed entities already established and actively engaged in related or identical projects to those in which the Company plans to participate. Many of such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company may be at a competitive disadvantage.

Special Note Regarding Forward-Looking Statements

     This Annual Report contains forward-looking statements and information that is based upon management's beliefs and assumptions, as well as information currently available to management. When used in this document the words "anticipates," "estimates ," "believes," "expects," "intend" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements or expectations expressed or implied by such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce the result of any revisions to any of the forward-looking statements contained herein to reflect future development.

                         OTHER BUSINESS CONSIDERATIONS

Computer Systems Redesigned for Year 2000

Many existing computer programs use only two digits to identify a year in such program's date field. These programs were designed and developed without consideration of the impact of the change in the century for which four digits will be required to accurately report the date. If not corrected, many computer applications could fail or create erroneous results by or following the year 2000 (the "Year 2000 problem"). Many of the computer programs containing such date language problems have been corrected by the companies or governments operating such programs. In acquiring any existing telecommunication system or Internet network, the Company will consider the existence of a date language problem and the costs to correct such problem as one of the factors in determining whether such acquisition would be appropriate. Management does not know what steps, if any, have been taken by the governments in the countries in the Far East, particularly China, to correct or address such date language problem or if any such steps are required. Many foreign countries, including China, have not disclosed their anticipated Year 2000 problems nor any steps to correct such problems. It is impossible to predict what the severity or scope of the date language problem will be in such countries or what technology will be available at that time to correct such problems. The Company anticipates that it will be leasing some telecommunication equipment, including switching stations, landlines, etc., from the PRC and interconnecting with the telecommunications systems now operated by the PRC and that any failure of the PRC's computer systems or telecommunication delivery systems due to such computer date language problem could have a severe impact on any operations of the Company that have been developed. Management does not believe that either IDN Telecom, Inc. or Hebei Unicom, Inc., the companies with which the Company is in discussions for possible business transactions, have assessed the Year 2000 problem nor implemented any remedial measures. Such failure to address the Year 2000 problem could have severe consequences on the business operations of those companies.

Telecommunications in General

     The global market for telecommunications services is undergoing significant deregulation and reform. The Company believes that the industry is being shaped by the (i) deregulation and privatization of telecommunication markets worldwide; (ii) diversification of services through technological innovation; and (ii) globalization of major carriers. It is anticipated that the industry generally will experience considerable growth in terms of traffic volume and revenue and development of new markets. According to the International Telecommunication Union ("ITU"), a worldwide telecommunications organization under the auspices of the United Nations, the international telecommunications industry accounted for $52.8 billion in revenues and 60.3 billion minutes of use in 1995. The ITU projects that international telecommunications revenues will approach $76 billion by the year 2000 with the volume of traffic expanding to
107.0 billion minutes of use.

Telecommunications Industry in China

     According to the PRC Ministry of Posts and Telecommunications (the "MPT"), with a population of 1,198,000,000 in 1994 China had 27,300,000 fixed line telephone subscribers (2.17% penetration) and 1,570,000 cellular subscribers (.13% penetration). By 1996 with a population of 1,226,000,000 (2.28% growth) the telecommunications usage doubled to 54,950,000 fixed line telephone subscribers (4.49% penetration) and 6,950,000 cellular subscribers (.57% penetration). As the Chinese economy shifts from a centrally planned economy to a more market-oriented economy, the telecommunications industry has become one of the fastest developing industries in China. Although the Chinese telecommunications network has become one of the largest in the world in terms of number of subscribers, the penetration rates remain relatively low indicating significant potential for further rapid growth. The Company believes that the market will be driven by the demand for telecommunication services from the increase of world-competitive businesses and industries and from individual personal use.

The Ministry of Posts and Telecommunications and Government Regulation

     The PRC has developed its Ninth Five-Year Plan in which development of the telecommunications industry in China will continue to be a high priority for the government. The Five-Year Plan's goal is to double, by the year 2000, China's telecommunications capacity and business volume from that of 1995. The MPT System has primary responsibility for implementing the plan in regard to the telecommunications industry. The MPT System has historically regulated all public telecommunications services in China. The MPT directly or indirectly regulates entry into the telecommunications industry, scope of permissible business, interconnection and transmission line arrangements, technology and equipment standards, and other aspects of the Chinese telecommunications industry. The Company believes that such emphasis on growth of the telecommunications industry, coupled with Management's familiarity with working with the MPT, will facilitate the obtaining of support for development of the Company's operations from the MPT.

Acquisition of Existing Telecommunications Systems and Purchases of Equipment

     In addition to constructing or developing its own telecommunications and Internet systems by itself or in joint venture with others, the Company may acquire existing telecommunications systems. It is possible that the consideration paid for the acquisition of existing telecommunications systems, if any such acquisitions are made of which there can be no assurance, and/or the purchase of telecommunications and Internet equipment, if any such purchases are made of which there can be no assurance, or the payment for services of technicians, professionals or employees, if any such services are used of which there can be no assurance, may consist in whole or in part of the Company's Common Stock, although the Company may also use cash and/or debt. If the Company were to issue substantial additional securities for acquisitions, such issuance may dilute the value of the shares currently held by shareholders and might have an adverse effect on any trading market that may develop in the Company's securities in the future. If the Company were to incur indebtedness that substantially changed the capital structure of the Company, the Company's shareholders would most likely be exposed to a greater risk of loss of their investment in the Company.

     Securities issued in any such transaction are likely to rely on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of such a transaction, the Company may agree to register the securities either at the time the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Common Stock may have a depressive effect on such market.

Business Environment for Operations

     The Company believes that the Far East, including Hong Kong and China, has a vigorous economy. Foreign investment in the Far East has grown considerably in the last 10 years. China has allowed the establishment of foreign private enterprise and has encouraged development of China as a manufacturing and business center. However, China remains a Communist country with tight governmental controls. There can be no assurance of the government's continued encouragement or permission of private investment in China. Nor can there be any assurance as to continued ownership of businesses by foreign entities in China.

Competition

     There are a great number of participants in the telecommunications and Internet services field. Some of the participants are large international corporations that have substantial resources and technical expertise while there are also many start-up companies. All these companies will compete with the Company for acquisition of existing telecommunications systems and for development of new markets. Although the market penetration of telecommunications services in China is small, the Company anticipates that many international and start-up firms will begin entering the Chinese telecommunications market. The Company will be a small participant. In view of the Company's limited financial resources and limited Management experience, the Company may be at a competitive disadvantage compared to the Company's competitors. Management believes that the close familiarity of certain of its officers and director with business and economic conditions in China and other areas in the Far East and elsewhere, and knowledge of the Chinese language, as well as the familiarity of certain of its officers and director with the United States, the English language and, generally, the American and international business communities, will be useful in meeting such competition.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company is qualified to do business in California and the United States offices of the Company are located at 2049 Century Park East, Suite 1200, Los Angeles, California 90067. Its telephone number is 310/712-3288 and its fax number is 310/712-3286. The Company has entered into a lease agreement with Barrister Executive Suites, Inc., an unaffiliated office-suite rental company, for its office suite at a rent of $1,755 per month and is provided access to conference room facilities shared with other business tenants. The Company does not believe that it currently needs additional space.

ITEM 3.  LEGAL PROCEEDINGS

    There is no litigation pending or threatened by or against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On February 23, 1998, the Company's stockholders adopted the following resolutions, a one-for-twenty five reverse stock split, by unanimous written consent:

          "Each share of Common Stock, $.0001 par value per share, of the Corporation outstanding or held in treasury immediately prior to this Amendment to Article Four of the Corporation's Restated Certificate of Incorporation becoming effective (the "Old Common Stock") shall, without any action on the part of the respective holders thereof, be reclassified as and changed into one-twenty-fifth of a share of New Common Stock of the Corporation, so that each twenty-five shares of Old Common Stock of the Corporation held by a shareholder of the Corporation or in treasury shall be reclassified as and changed into one share of New Common Stock. No fractional shares of New Common Stock shall be issued upon such reclassification and conversion, and the number of shares of New Common Stock to be issued shall be rounded up to the nearest whole share.

          The capital of the Corporation attributable to the shares of New Common Stock into which the Old Common Stock shall be reclassified and changed in the aggregate shall be the same as the capital of the Corporation attributable to the shares of Old Common Stock so reclassified and changed. Each stock certificate that, immediately prior to the time that the foregoing becomes effective represents shares of Old Common Stock shall, from and after the time that the foregoing amendment becomes effective, automatically and without the necessity of presenting the same for exchange, represent the same number of shares of New Common Stock as shall be determined hereby."

    On May 25, 1998, the Company's stockholders adopted the following resolutions, a five-for-one forward stock split, by unanimous written consent:

         "Each share of Common Stock, $.0001 par value per share, of the Company outstanding or held in treasury immediately prior to this Amendment to Article Four of the Company's Restated Certificate of Incorporation becoming effective (the "Old Common Stock") shall, without any action on the part of the respective holders thereof, be reclassified as and changed into five share of New Common Stock of the Company, so that each one shares of Old Common Stock of the Company held by a shareholder of the Company or in treasury shall be reclassified as and changed into five share of New Common Stock.

    The capital of the Company attributable to the shares of New Common
    Stock into which the Old Common Stock shall be reclassified and changed in the aggregate shall be the same as the capital of the Company attributable to the shares of Old Common Stock so reclassified and changed. Each stock certificate that, immediately prior to the time that the foregoing becomes effective represents shares of Old Common Stock shall, from and after the time that the foregoing amendment becomes effective, automatically and without the necessity of presenting the same for exchange, represent the same number of shares of New Common Stock as shall be determined hereby."


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCK HOLDER MATERS

    (a) Common Equity. As of January 11, 1999, the authorized capital stock of the Company consisted of 100,000,000 shares of common stock, par value $0.001 per share (the "Common Stock") and 20,000,000 shares of preferred stock, par value $0.001 per share (the "Preferred Stock"). As of January 11, 1999, there were issued and outstanding 20,020,000 shares of Common Stock. 18,020,000 shares of the Common Stock were issued pursuant to Rule 144 of the General Rules and Regulations of the Securities and Exchange Commission (the "Rules") and 2,000,000 shares of the Common Stock were issued pursuant to Rule 701 of the Rules.

    (b) Market Price. There is no trading market for the Company's Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. The Company has retained Corporate Relations & Management, Inc., Salt Lake City, Utah, as a consultant to manage the Company's interface with the brokerage community and to assist and advise the Company on its application to the NASD OTC Bulletin Board. The Company has filed an application for quotation on the NASD OTC Bulletin Board through J. Alexander Securities.

    The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

    In order to qualify for listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

    At such time as the Company may qualify, if ever, the Company may apply for listing of its securities in the over-the-counter ("OTC") market if the Company does not meet the qualifications for listing on the Nasdaq SmallCap Market. The OTC market differs from national and regional stock exchanges in that it (1) is not cited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges. The Company may apply for listing on the NASD OTC Bulletin Board or may offer its securities in what are commonly referred to as the "pink sheets" of the National Quotation Bureau, Inc. To qualify for listing on the NASD OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company for listing on the Bulletin Board. See ITEM 5(b).

    If the Company is unable to satisfy the requirements for quotation on the Nasdaq SmallCap Market or becomes unable to satisfy the requirements for continued quotation thereon, and trading, if any, is conducted in the OTC market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

    (c)  Holders. There are six holders of the Company's Common Stock.

    (d) Dividends. The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

    (e) Transfer Agent. The transfer agent for the Company is U. S. Stock Transfer Corp., 1745 Gardena Ave. Glendale, CA 91204-2991, (818) 502-1404.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following table provides a summary of selected financial data for the Company

FISCAL YEAR ENDED SEPTEMBER 30,

                                                  1998                1997
                                           (in thousands except per share data)

Operating Revenue                               $      -            $      -

Net Loss During Development Stage               $   (235)           $   (161)

Net Loss Per Common Share                       $(0.0134)           $(4.0424)

Total Assets                                    $     22            $      8

Total Liabilities                               $    328            $    169

     The following table provides the consolidated statement of operation for the fiscal years ended September 30,

                                                 1998         1997

OPERATING REVENUE                                      -           -

OPERATING EXPENSES:
    Salaries                                     115,314       5,060
    Payroll taxes                                  7,173         605
    Legal and professional fees                   31,209           -
    Rent                                          19,820       1,750
    Other taxes                                    7,728         900
    Other expenses                                 7,000           -
    Parking fees                                   5,870           -
    Insurance                                      5,684           -
    Travel and entertainment                       4,532           -
    Telephone expenses                             4,343       1,200
    Office supplies and expenses                   4,156       2,064
    Depreciation                                   2,510         118
    Consulting fees                                2,000           -
    Payroll Processing                               598           -
    Amortization of organization costs               405           -
    Bank charges                                     245           -

         Total Operating Expenses                218,578      11,697

LOSS FROM OPERATIONS                            (218,578)    (11,697)

OTHER INCOME (EXPENSE)
    Registration cost-withdrawn form S-1          (8,650)   (150,000)
    Interest income                                  856           -
    Interest expense                              (8,235)          -
    Other income                                       8           -

         Total Other Income (Expense)            (16,021)   (150,000)

NET LOSS DURING
    DEVELOPMENT STAGE                           (234,599)   (161,697)

NET LOSS PER COMMON SHARE                        (0.0134)    (4.0424)

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                        17,464,055      40,000

Liquidity and Capital Resources and Certain Events Subsequent to September 30, 1998

     The Company has not generated cash flow from operations to date. The Company's current cash flow from operations is not capable of supporting existing business operations in its present form. Since the beginning of its operation, the Company has financed its development stage activities primarily through equity investments and loans from its founding stockholders.

Results of Operations:

Fiscal year ended September 30, 1997 compared to Fiscal year ended September 30, 1998:

     The Company started its operation on September 26, 1997 with the fiscal year ended at September 30, 1997. As such, no accurate and comprehensive comparison between the Company's 1997 and 1998 operating results is available.

     Since the Company started its operation of September 26, 1997, the Company devotes substantially all of its efforts to developing joint ventures to establish telecommunications networks and organizational activities. To date, no revenues were generated from operation, and there is no guarantee the Company will ever achieve profitable operation.

     During the years ended September 30, 1998 and September 30, 1997, the Company received net cash of $267,745 and $42,355 from its financing activities, respectively. The sources of these amounts were from (i) the sale of $89,900 and $200 in Common Stock during the years ended September 30, 1998 and 1997, respectively, (ii) the receipt of shareholder and officer loans and advances of $190,000 and $42,155 during the years ended September 30, 1998 and 1997, respectively, (iii) repayment of shareholder and officer advances in the amount of $12,155 during the year ended September 30, 1998. The Company has obtained a verbal agreement and understanding from one of its shareholders, Finhorn Enterprises Limited, that such shareholder will financially assist the Company through loans or stock purchases or securing third-party financing for the Company. At the same time, the Company will also seek funds in the form of lines of credit and/or equity and debt offerings to third parties as well as its existing shareholders to finance its operations and capital requirement for its prospective joint ventures. There can be no assurances that any sources of financing will be available from existing shareholders or external sources on terms favorable to the Company or at all or that the business of the Company will ever achieve profitable operations. In the event the Company does not receive any such financing or generate profitable operations, management's options will be to suspend or discontinue its business activity in its present form.

ITEM 7.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

     The financial statements required by this item 7 are attached hereto as "Exhibit (a) (1)" and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company originally engaged John C. MacLean, CPA, Bowie, Maryland, to prepare the initial audit for the Company. Because Mr. MacLean's schedule became too full to provide time to continue to service the Company and to travel to California, the Company engaged the accounting firm of Weinberg & Company, Boca Raton, Florida. No report contained any adverse opinion or disclaimer of opinion and no disagreements existed with the former accountant.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     All directors of the Company hold office until the next annual meeting of shareholders or until their successors are elected and qualified. The By-laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until a successor is elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors, subject to the rights of the officers under their respective employment agreement, if any. There are no family relationships among any of the Company's directors and executive officers.

          NAME           AGE     POSITION
---------------------   -----  ---------------------
    Marc F. Mayeres       57     President

    Amy Ming Zhang        26     Corporate Secretary

    Liancheng Ji          59     Director

     Marc F. Mayeres, 57, has served as President of the Company since November, 1997. Since November 1, 1997, Mr. Mayeres has been the unpaid president of IDN Telecom, Inc., a privately-held California telecommunications research company. Mr. Mayeres serves primarily as a consultant to IDN Telecom usually at non-business hours and anticipates no reduction in the time spent on business of the Company. From 1996 to 1997, Mr. Mayeres was Vice President of Finance & Administration and Chief Financial Officer of Thomsen Machinery, Inc., Gardena, California. Thomsen Machinery, Inc. is a subsidiary of Putzmeister Werk AG Germany, an international supplier of industrial and commercial cement and concrete pumping equipment. From 1994-1995, Mr. Mayeres served as a business consultant, including developing accounting systems and preparing feasibility studies regarding certain proposed corporate activities. From 1992-1994, Mr. Mayeres was Vice President and Treasurer-Worldwide of SPI Pharmaceuticals, Inc., Costa Mesa, California. SPI Pharmaceuticals has over 3200 employees worldwide with 7 subsidiaries. Mr. Mayeres handled worldwide treasury functions including the global cash management, foreign exchange management, banking contracts and negotiations, fund sourcing, international refinancings, and repatriation of a $7.5 million dividend from Yugoslavia. From 1989 to 1991, Mr. Mayeres was Director of International Finance for Whirlpool Corporation, Benton Harbor, Michigan. The Whirlpool Corporation has approximately 16,000 employees with 31 subsidiaries. From 1967 to 1989, Mr. Mayeres was employed by The Quaker Oats Company, Chicago, Illinois in several positions, culminating from 1983 to 1989 as Director of International Finance. The Quaker Oats Company has approximately 9,000 employees with 28 subsidiaries. Mr. Mayeres received his Chartered Accountant degree from the Belgian College of Chartered Accountants in Antwerp, Belgium in 1967 and the equivalent of a Bachelors of Science Degree in Chemistry from the Catholic University of Louvain, Louvain, Belgium, in 1962.

     Amy Ming Zhang, 26, serves as Secretary of the Company since September 1997. Ms. Zhang, a resident of Los Angeles, was born in Hunan, China and is fluent in Chinese and English. Ms. Zhang is a Certified Public Accountant candidate and received her Bachelor of Science in Accounting from the University of Kentucky in December, 1994. From 1995-1997 was employed by America Catch, Inc., Los Angeles, California, a wholly-owned subsidiary of Beijing Catch Telecommunication Group, as the Assistant to the President. America Catch's primary business is to seek investment opportunities in the United States and to expand its Beijing business and operations in the United States.

     Liancheng Ji, 59, serves as a Director of the Company. Mr. Ji is a citizen of China and resides in Beijing, China. Since January, 1998, Mr. Ji has been Vice President of China Unicom, Paging Division. China Unicom is the second largest telecommunications provider in China. From 1995 to 1998, Mr. Ji was the Senior Engineer and Vice President of Hebei United Telecommunications, Inc. ("Hebei Unicom"), Hebei Province, China which specializes in telecommunication projects in Beijing and Hebei Province. Hebei Unicom is the Hebei branch of China Unicom. The Company has entered into a letter of intent with Hebei Unicom regarding preliminary discussions for entering into a joint venture for the development of a wire-line telephone network. From 1994-1995 Mr. Ji was the president of Beijing United Telecommunications, Inc., the Beijing branch of China Unicom, specializing in telecommunication projects in Beijing. From 1990-1994, Mr. Ji was the Vice President of Beijing Catch Telecommunication Group which is the third largest telecommunication service provider in China. From 1967 to 1989, Mr. Ji was the Senior Engineer and Senior Operating Officer of China Institute of Electronic System Engineering. Mr. Ji received his Bachelor of Science degree in Telecommunication Engineering from China Northwestern Electronic Engineering University.

ITEM 10.  EXECUTIVE COMPENSATION

     Officers and directors receive compensation as determined by the Company from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. The Secretary of the Company receives a salary of $3,500 per month but has agreed to defer payment of such if requested by the Company in order to minimize cash requirements. The President of the Company received a signing bonus of $7,000 which was paid $5,000 in November, 1997 and $2,000 in January, 1998, in exchange for 90 days of consulting services. Beginning February, 1998, the President received $7,000 per month but he has agreed to defer $3,500 per month. The following table sets forth the total compensation paid or accrued by the Company on behalf of the President of the Company during fiscal year 1997 and 1998. The Company commenced paying salaries in September, 1997. The Company provides health insurance for its employees and officers. No officer of the Company receives a salary and/or bonus in excess of $100,000.

                          SUMMARY COMPENSATION TABLE

                                                                  ANNUAL COMPENSATION
                                                                  -------------------------------------
                                                                         OTHER LONG-TERM   ALL OTHER
PRINCIPAL POSITION        YEAR         SALARY        BONUS      AWARDS   COMPENSATION      COMPENSATION

Marc F. Mayeres(1)        1997          (1)            --         --           --              --
President
                          1998       49,600 (2)    $7,000 (1)     --           --              --

(1) Mr. Mayeres employment began on November 6, 1997 and he received a $7,000 signing bonus in exchange for 90 days of consulting services, paid $5,000 in 1997 and $2,000 in 1998. Commencing February, 1998, Mr. Mayeres receives $7,000 per month of which he has agreed to defer $3,500 per month.
(2)  See "Employment Agreements".


Employment Agreements

     On November 6, 1997, the Company entered into an employment agreement with Mr. Marc F. Mayeres to serve as President of the Company. Effective August 6, 1998, the Company entered into a revised three-year employment agreement with Mr. Mayeres. The terms of the revised agreement require the full-time services of Mr. Mayeres to the activities of the Company and provide for compensation at the rate of $100,000 per year, payable $3,500 monthly, with the remainder deferred until 60 days after the Company has begun public trading of its securities or at such other date as mutually agreed by both parties. The agreement provides for medical insurance and payment of expenses incurred on behalf of the Company.

Payment of Fees to Directors, Advisors and Affiliates

     Under certain circumstances, the Company may pay fees to individuals or entities who are directors, advisors or affiliates of the Company. In the event that an unsalaried affiliate arranged financing, or identified a subsequently acquired telecommunications system or available equipment or otherwise in an arms length transaction that ordinarily would generate a "finders" fee, such a fee, calculated in a reasonable and customary manner, might be paid. In general, an "affiliate", as defined under federal securities law, is any person directly or indirectly controlling, controlled by, or under common control with, such other person, including any officer, director, partner or employee of such other person. No such payments have been made or incurred to date by the Company to its director.

Consulting Agreements

     On May 15, 1998, the Company entered into a two-year agreement with Li-Ping Wang pursuant to which Ms. Li-Ping will provide the Company with assistance in
(i) obtaining a 200,000 line wire-line or 100,000 line wireless telecommunication project or a 10-province paging network and (ii) locating a joint venture partner for such project and (iii) identifying local financing for such project. As consideration for such services the Company issued to Ms. Li-Ping 1,000,000 (post-forward stock split) shares of its Common Stock and may elect to issue incentive bonus options at some future time.

     On May 21, 1998, the Company entered into a four-year agreement with Lei He pursuant to which Mr. Lei will provide the Company with assistance in locating opportunities in China for investment in applicable telecommunications technology for development of the Company's market and identification of potential local joint venture partners. As consideration for such services the Company issued to Mr. Lei 1,000,000 (post-forward stock split) shares of its Common Stock and may elect to issue incentive bonus options at some future time.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of the date hereof regarding the beneficial ownership of the Company's Common Stock by each officer and director of the Company and by each person who owns in excess of five percent of the Company's Common Stock. Each shareholder has sole investment power and sole voting power over the securities listed.

                                               Shares of Common Stock          Percentage of Shares
Name, Position and Address                     Beneficially Owned              Of Class Owned (1)
--------------------------                     ------------------              --------------

Finhorn Enterprises Limited (2)                        12,320,000                            61.53%
c/o East Asia Corporate Services Limited
Columbus Centre Building
Wickhams Cay
PO Box 901
Road Town, Tortola, B.V.I.

Serenadia Investment Limited (3)                        4,000,000                            19.98%
c/o AMS Financial Services Limited
P.O. Box 116, Road Town, Tortola
British Virgin Islands

Marc F. Mayeres, President                                    -0-                                0%
30902 Clubhouse Drive, #44F
Laguna Niguel, California 92677

Amy Ming Zhang, Secretary                                     -0-                                0%
3701 Glendon Avenue
Los Angeles, California 90034

Liancheng Ji, Director                                        -0-                                0%
Building #2
Shizipuo Dongli
Dongcheng District
Beijing, China

All Officers, Directors                                       -0-                                0%
 and Shareholders as a Group
(3 Persons)

________________
(1)  Based on 20,020,000 shares of common stock outstanding.
(2) A British Virgin Islands corporation engaged in investing in telecommunication networks and telecommunication-related companies. None of the officers of the Company nor its director or any other shareholder are affiliated with this company.
(3) A British Virgin Islands corporation engaged in researching and developing telecommunication equipment and investing in telecommunication networks. None of the officers of the Company nor its director or any other shareholder are affiliated with this company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    On October 2, 1997, Finhorn Enterprises Ltd., a shareholder of the Company, loaned the Company $60,000 repayable in 12 months at an annual interest rate of 5%. The loan is renewable upon the expiration of the one-year term for another year at a 7% annual interest rate. The Company anticipates that it will repay the loan from revenues generated from operations or, if no revenues have been generated from operations at such time that the loan is payable, then the Company will be required to locate alternate methods of financing including, possibly, debt or equity offerings of its securities. On October 2, 1998, the loan was extended for a one year period at a 7% annual interest rate.

    On October 27, 1997, the Company borrowed an additional $100,000 from Finhorn Enterprises Limited on the same terms as the earlier loan. Proceeds from both loans, aggregating $160,000, are for the payment of expenses including legal fees, and initial working capital. On October 27, 1998, the loan was extended for a one year period at a 7% annual interest rate.

    On June 1, 1998, August 1, 1998, November 1, 1998, and November 12, 1998, the Company borrowed $10,000, $21,000, $30,000 and $30,000, respectively, from Finhorn Enterprises Limited repayable in repayable in 12 months at an annual interest rate of 5% and renewable upon the expiration of the one-year term for another year at a 7% annual interest rate. On September 15, 1998, and on September 30, 1998, the Company borrowed $9,000 and $20,000 from Amy Ming Zhang, the secretary of the Company, and Global Bridge Profits, Ltd., respectively, repayable in 12 months at an interest rate of 5% and renewable upon the expiration of the one-year term for another year at a 7% annual interest rate

    Finhorn Enterprises Limited has agreed to arrange sufficient funding for the Company's operating expenses, including providing loans or arranging loans from other sources. The President of the Company has agreed to defer part of his salary until sixty days after the Company starts public trading of its securities or such other date as may be agreed to by the parties.

                                    PART IV

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K AND SUPPLEMENTAL INFORMATION

(a)(1)  FINANCIAL STATEMENTS

        Reports of Independent Auditors
        Consolidated Balance Sheet
        Consolidated Statement of Changes in Stockholders' Deficiency Consolidated Statement of Operations
        Consolidated Statement of Cash Flows
        Notes to Consolidated Financial Statements

(a)(2)  EXHIBITS

        The following exhibits, which are furnished with this Annual Report or incorporated herein by reference, are filed as part of this Annual Report:

3.1*           Restated Certificate of Incorporation and amendment

3.2 *          By-laws

10.1*          Lease Agreement

10.2*          Employment agreement with Marc F. Mayeres

10.3*          Promissory Note with Finhorn Enterprise Limited

10.4*          Letter of Intent with Hebei Unicom

10.5*          Consulting Agreement with Li-Ping Wang

10.6*          Consulting Agreement with Lei He

10.7*          Preliminary Cooperation Agreement with Beijing Chinsi Electronic
               Co., Ltd.

10.8**         Letter of Intent with China Education and Research Network and
               Bejing Xintaike Technology Development Center

24.1**         Consent of Accountant

24.2*          Letter from Former Accountant

27**           Financial Data Schedule

---------------
* Previously filed in Exhibits to Form 10-SB/A #1 filed with Securities and Exchange Commission on November 4, 1998 (file no. 000-24441) and incorporated herein by reference.

**   Filed herewith

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the last quarter of the year covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, California on the 11/th/ day of January, 1999.


                                  ASPAC COMMUNICATIONS, INC.


                                  By: /s/ Marc F. Mayeres
                                     --------------------
                                      Marc F. Mayeres
                                      President



     Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                         Title                  Date
---------                         -----                  ----

/s/ Liancheng Ji                  Director               January 11 , 1999
-----------------------------                                    ---
    Liancheng Ji

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                                   CONTENTS
                         -----------------------------

   F-2 - F-3  -  INDEPENDENT AUDITORS' REPORT

         F-4  -  CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER
                 30, 1998 AND 1997

         F-5  -  CONSOLIDATED STATEMENT OF CHANGES IN
                 STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM
                 SEPTEMBER 26, 1997 (INCEPTION) TO SEPTEMBER
                 30, 1998

         F-6  -  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                 YEARS ENDED SEPTEMBER 30, 1998 AND 1997 AND
                 FOR THE PERIOD FROM SEPTEMBER 26, 1997
                 (INCEPTION) TO SEPTEMBER 30, 1998

   F-7 - F-8  -  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                 YEARS ENDED SEPTEMBER 30,1998 AND 1997 AND FOR
                 THE PERIOD FROM SEPTEMBER 26, 1997 (INCEPTION)
                 TO SEPTEMBER 30, 1998

   F-9 - F-16 -  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS
                 OF SEPTEMBER 30, 1998 AND 1997

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



To the Board of Directors of:
Aspac Communications, Inc.

We have audited the accompanying consolidated balance sheets of Aspac Communications, Inc. and Subsidiary (a Development Stage Company) as of September 30, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for years then ended and for the period from September 26, 1997 (inception) to September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspac Communications, Inc. and Subsidiary as of September 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended and for the period from September 26, 1997 (inception), to September 30, 1998, in conformity with generally accepted accounting principles.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11, the Company has accumulated losses of $396,296 and a working capital deficiency of $320,098 at September 30, 1998 and anticipates recurring losses in connection with continuing expenses. Realization of certain assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                  WEINBERG & COMPANY, P.A.


Boca Raton, Florida
December 23, 1998
(except as to Note 12(B)
which is as of January 5, 1999)

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1998 AND 1997
                          ---------------------------

                                    ASSETS
                                  ----------

                                                 1998        1997
                                              ---------    ---------
CURRENT ASSETS
 Cash                                         $   4,648    $     200
 Prepaid expenses                                 3,404            -
                                              ---------    ---------

   TOTAL CURRENT ASSETS                           8,052          200
                                              ---------    ---------

PROPERTY AND EQUIPMENT
 Furniture and equipment                         11,603        5,245
 Less: accumulated depreciation                   2,628          118
                                              ---------    ---------

   TOTAL PROPERTY AND EQUIPMENT                   8,975        5,127
                                              ---------    ---------

OTHER ASSETS
 Organization costs, net                          2,295            -
 Other assets                                     2,632        2,400
                                              ---------    ---------

   TOTAL OTHER ASSETS                             4,927        2,400
                                              ---------    ---------

TOTAL ASSETS                                  $  21,954    $   7,727
------------                                  =========    =========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------

CURRENT LIABILITIES
 Accounts payable and accrued expenses           48,150    $   7,069
 Advisory services agreement payable             60,000      120,000
 Loan and advances from officers and
  future shareholders                           220,000       42,155
                                              ---------    ---------

   TOTAL CURRENT LIABILITIES                    328,150      169,224
                                              ---------    ---------

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $0.0001 par value
  20,000,000 shares authorized                        -            -
 Common stock, $0.0001 par value,
  100,000,000 shares authorized,
  20,020,000 and 40,000 shares
  issued and outstanding in 1998
  and 1997, respectively                          2,002            4
 Additional paid-in capital                      88,098          196
 Accumulated deficit during
  development stage                            (396,296)    (161,697)
                                              ---------    ---------

   TOTAL STOCKHOLDERS' DEFICIENCY              (306,196)    (161,497)
                                              ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
-----------------------------------
 DEFICIENCY                                   $  21,954    $   7,727
-----------                                   =========    =========

         See accompanying notes to consolidated financial statements.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENT CHANGES IN STOCKHOLDERS' DEFICIENCY
                     FOR THE PERIOD FROM SEPTEMBER 26, 1997
                       (INCEPTION) TO SEPTEMBER 30, 1998
                       ---------------------------------

                                                       ACCUMULATED
                                                         DEFICIT
                                         ADDITIONAL       DURING
                               COMMON      PAID-IN     DEVELOPMENT
                               STOCK       CAPITAL        STAGE        TOTAL
                               ------    -----------   ------------  ---------

Common stock issuance          $    4      $   196      $       -    $     200

Net loss from September
 26, 1997 (Inception)
 to September 30, 1997              -            -       (161,697)    (161,697)
                               ------      -------      ---------    ---------

Balance at
 September 30, 1997                 4          196       (161,697)    (161,497)

Common stock issuance           1,798       88,102              -       89,900

Common stock issued to
  consultants for future
  services to be rendered         200         (200)             -            -

Net loss for
 the year ended
 September 30, 1998                 -            -       (234,599)    (234,599)
                               ------      -------      ---------    ---------

BALANCE AT
----------
 SEPTEMBER 30, 1998            $2,002      $88,098      $(396,296)   $(306,196)
-------------------            ======      =======      =========    =========

          See accompanying notes to consolidated financial statements.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                  AND FOR THE PERIOD FROM SEPTEMBER 26, 1997
                       (INCEPTION) TO SEPTEMBER 30, 1998
                       ---------------------------------

                                                                 Sept. 26,1997
                                                                (Inception) to
                                       1998          1997        Sept. 30,1998
                                   ------------   -----------   ---------------

NET SALES                          $         -     $       -       $         -
                                   -----------     ---------       -----------
OPERATING EXPENSE
 Salaries                              115,314         5,060           120,374
 Payroll taxes                           7,173           605             7,778
 Legal and professional
  fees                                  31,209             -            31,209
 Rent                                   19,820         1,750            21,570
 Other taxes                             7,728           900             8,628
 Other expenses                          7,000             -             7,000
 Parking fees                            5,870             -             5,870
 Insurance                               5,684             -             5,684
 Travel and entertainment                4,523             -             4,523
 Telephone expenses                      4,343         1,200             5,543
 Office supplies and
  expenses                               4,156         2,064             6,220
 Depreciation                            2,510           118             2,628
 Consulting fees                         2,000             -             2,000
 Payroll processing                        598             -               598
 Amortization of
  organization costs                       405             -               405
 Bank charges                              245             -               245
                                   -----------     ---------       -----------

   Total Operating Expenses            218,578        11,697           230,275
                                   -----------     ---------       -----------

LOSS FROM OPERATIONS                  (218,578)      (11,697)         (230,275)
                                   -----------     ---------       -----------

OTHER INCOME (EXPENSE)
 Registration costs-
  withdrawn Form S-1                    (8,650)     (150,000)         (158,650)
 Interest income                           856             -               856
 Interest expense                       (8,235)            -            (8,235)
 Other income                                8             -                 8
                                   -----------     ---------       -----------
   Total Other Income
   (Expense)                           (16,021)     (150,000)         (166,021)
                                   -----------     ---------       -----------

NET LOSS DURING
---------------
 DEVELOPMENT STAGE                 $  (234,599)    $(161,697)      $  (396,296)
-----------------                  ===========     =========       ===========

NET LOSS PER COMMON SHARE              (0.0134)      (4.0424)          (0.0230)
                                   ===========     =========       ===========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                 17,464,055        40,000        17,228,595
                                   ===========     =========       ===========

         See accompanying notes to consolidated financial statements.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                  AND FOR THE PERIOD FROM SEPTEMBER 26, 1997
                       (INCEPTION) TO SEPTEMBER 30, 1998
                       ---------------------------------

                                                                Sept. 26, 1997
                                                                (Inception) to
                                     1998          1997         Sept. 30, 1998
                                  -----------   -----------     ---------------

CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net Loss                          $(234,599)    $(161,697)        $(396,296)
 Adjustments to reconcile
  net loss to net cash
  used in operating
  activities:
   Depreciation                        2,510           118             3,113
   Amortization                          405             -               405
   Write off of registration
   costs                                   -       120,000           120,000
  Changes in assets and
   liabilities
   (Increase) in:
    Prepaid expenses                  (3,404)            -            (3,404)
    Other assets                        (232)            -              (232)
   Increase in:
    Accounts payable and
     accrued expenses                 41,081         7,069            48,150
                                   ---------     ---------         ---------

   Net cash used in
    operating activities            (194,239)      (34,510)         (228,264)
                                   ---------     ---------         ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of property
  and equipment                       (6,358)       (5,245)          (12,088)
 Organizational costs                 (2,700)            -            (2,700)
 Payments under stock
  subscription agreement             (60,000)            -           (60,000)
 Increase in other assets                  -        (2,400)           (2,400)
                                   ---------     ---------         ---------

   Net cash used in
    investing activities             (69,058)       (7,645)          (77,188)
                                   ---------     ---------         ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Loan and advances                  190,000        42,155           232,155
  Proceeds from sale
   of common stock                    89,900           200            90,100
  Repayment of advances              (12,155)            -           (12,155)
                                   ---------     ---------         ---------

   Net cash provided by
    financing activities             267,745        42,355           310,100
                                   ---------     ---------         ---------

         See accompanying notes to consolidated financial statements.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                  AND FOR THE PERIODS FROM SEPTEMBER 26, 1997
                       (INCEPTION) TO SEPTEMBER 30, 1998
                       ---------------------------------


                                                            Sept. 26, 1997
                                                            (Inception) to
                                   1998           1997      Sept. 30, 1998
                                ----------     ----------   --------------
INCREASE IN CASH AND
CASH EQUIVALENTS                    4,448            200          4,648

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD                    200           -              -
                                ----------     ----------     ----------

CASH AND CASH EQUIVALENTS -
-------------------------
 END OF PERIOD                  $    4,468     $      200     $    4,648
--------------                  ==========     ==========     ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NONCASH TRANSACTION:
-----------------------------------------------------------------------

The company incurred debt in the total amount of $150,000 under a securities advisory service agreement and related stock subscription agreement. At September 30, 1998 and 1997, the unpaid portion of this debt amounted to $60,000 and $120,000, respectively.



         See accompanying notes to consolidated financial statements.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF SEPTEMBER 30, 1998 AND 1997
                       ---------------------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

   (A)    Business Activity

          Aspac Communications, Inc. (formerly known as TPG Management Corporation) was incorporated in the State of Delaware on June 1, 1994. On September 26, 1997 the Corporation's name was changed to Aspac Communications, Inc. (the Company). Prior to September 26, 1997, no stock had ever been issued in the Company and it was dormant.

          The Company is operating as a Development Stage Company and intends to develop and/or construct telecommunication and internet networks in the Far East including the People's Republic of China. The Company is also considering operating in other parts of the world, including the United States.

          On November 9, 1998, the Company executed an Agreement and Plan of Reorganization with a California corporation involved with telecommunications equipment and systems (See Note 12).

   (B)    Principles of Consolidation

          The accompanying consolidated financial statements includes the accounts of Aspac Holdings, Inc., a wholly owned subsidiary of the Company incorporated on October 10, 1997 under the laws of the Cayman Islands. All significant intercompany balances and transactions have been eliminated in consolidation. As of the date of this report, the subsidiary has had no ongoing activities with the exception of establishment of a bank account and the incurrance of organization costs.

   (C)    Use of Estimates

          The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF SEPTEMBER 30, 1998 AND 1997
                       ---------------------------------



NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
-------------------------------------------------------------

   (D)    Cash and Cash Equivalents

          For purposes of the statement of cash flow, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

   (E)    Property and Equipment

          Property and equipment is stated at cost and depreciated using the straight-line method over the estimated economic useful lives of 3 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

   (F)    Organization Costs

          Organization costs are being amortized on a straight-line basis over a period of 5 years.

   (G)    Earnings Per Share

          Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the year as defined by Financial Accounting Standards, No. 128, "Earnings Per Share". The assumed exercise of common share equivalents was not utilized since the effect was anti-dilutive.

   (H)    Income Taxes

          The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
          109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. The Company's available deferred tax asset of approximately $135,000, arising from the accumulated operating loss carryforwards, has not been reflected in the financial statements because a deferred tax valuation allowance has been recorded for the entire amount. The Company's net operating losses expire beginning in year 2017.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF SEPTEMBER 30, 1998 AND 1997
                       ---------------------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
-------------------------------------------------------------

   (I)    New Accounting Pronouncements

          The Financial Accounting Standards Board has issued several new accounting pronouncements. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure, is effective for financial statements for periods ending after December 15, 1997 and has been adopted by the Company as of December 31, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997. The Company believes that its future adoption of Statements 130 and 131 will not have a material effect on the Company's financial position or results of operations.

NOTE  2 - NOTES PAYABLE
-----------------------

          On October 2, 1997, October 27, 1997, June 1, 1998, August 1, 1998,
          and September 30, 1998 current shareholders of the Company executed five promissory notes for $60,000, $100,000, $10,000, $21,000, and
          $20,000, respectively. The $60,000 Note included $30,000 that had been advanced prior to September 30, 1997 in connection with a payment under the stock purchase subscription agreement (Note 3), with the balance of the note proceeds deposited directly into the Company's bank accounts. The proceeds from all other notes were deposited in their entirety in the Company's bank accounts. All notes are for a one-year period, can be prepaid or extended, and bear interest at 5% per annum. If the notes are extended past the maturity dates, the interest rate will increase to 7% per annum.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF SEPTEMBER 30, 1998 AND 1997
                       ---------------------------------

NOTE  2 - NOTES PAYABLE - (CONT'D)
----------------------------------

          On September 15, 1998, a current officer of the Company executed a promissory note for $9,000. The note proceeds were deposited in its entirety in the Company's bank accounts. The note is for a one-year period, can be prepaid or extended, and bears interest at 5% per annum. If the note is extended past the maturity date, the interest rate will increase to 7% per annum.

          A corporate creditor of four of the promissory notes aggregating $191,000 at September 30, 1998 is also a 61% common stockholder of the Company at September 30, 1998.

          The October 2, 1997 and October 27, 1997 notes were subsequently extended for a one-year period and bear interest of 7% per annum per the note agreements.

NOTE  3 - INVESTMENT IN TPG CAPITAL CORPORATION
-----------------------------------------------

          On September 26, 1997, the Company entered into an agreement with First Agate Capital Corporation, a non-related company, to provide advisory and other services generally related to the filing of a Form S-1 Registration Statement with the Securities and Exchange Commission. As consideration for the services to be provided, the Company entered into a Subscription Agreement to purchase 30,000 shares of common stock of TPG Capital Corporation (a 6.2241% interest), a nonrelated Delaware Corporation that is related to First Agate Capital through a common principal, in the amount of $150,000. As of September 30, 1998, the Company has paid $90,000 toward this Agreement, and the remainder of the Company's liability under this Agreement has been recorded as a current liability. The total cost of this agreement ($150,000) has been accounted for as registration costs and expensed in the statement of operations because the Form S-1 Registration Statement was subsequently withdrawn (See Note 4).

NOTE  4 - FORM S-1 REGISTRATION STATEMENT
-----------------------------------------

          On October 23, 1997, as amended on December 10, 1997, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933 for the sale of 450,000 shares of common stock at a proposed offering price of $20.00 per share. This Registration Statement was never declared effective. On March 16, 1998, the Company filed a second amendment to the Form S-1 Registration Statement changing the number of shares being offered from 450,000 to 900,000 and the per share offering price from $20 to $10. The S-1 Registration Statement was withdrawn on June 10, 1998 and the related registration costs were expensed.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF SEPTEMBER 30, 1998 AND 1997
                       ---------------------------------


NOTE  5 - REVERSE STOCK SPLIT
-----------------------------

          On February 23, 1998 the Board of Directors approved and the shareholders consented to a one-for-twenty five reverse stock split of the Company's issued and outstanding common stock. As a result of the reverse stock split, the Company's quantity of outstanding common stock was reduced to 3,604,000 from 90,100,000, and an amount of $8,650 was transferred from the common stock account to the additional paid in capital account. (See Note 6 for subsequent five-for-one stock split).

NOTE  6 - FIVE-FOR-ONE STOCK SPLIT
----------------------------------

          On May 26, 1998, the board of directors approved and the shareholders consented to a five-for-one stock split of the Company's issued and outstanding common stock. As a result of the stock split, the Company's outstanding common shares were increased to 18,020,000 from 3,604,000. An amount of $1,641 was transferred from the additional-paid-in-capital account to the common stock account. All share quantities and per share amount in this report reflect this stock split and the reverse stock split discussed in Note 5 above.

          Concurrent thereto, an additional 2,000,000 shares were issued for consulting services (See Note 8).

NOTE  7 - JOINT VENTURES
------------------------

          On February 10, 1998 the Company signed a letter of intent to enter into one or more cooperative joint venture agreements with a domestic corporation currently operating in China. The Director of the Company is an employee of the joint venture partner. The joint ventures will allow the Company to participate in the construction, development, and providing of services for a 200,000 subscriber wire-line telephone network, which constitutes the first phase of a 2,000,000 subscriber wire-line telephone project, and other projects in China. Under mutual intentions expressed in the letter of intent, the Company or its wholly owned subsidiary and the other party to the joint venture will form one or more Sino-foreign cooperative joint ventures and contribute pro-rata capital contributions in the form of cash and/or tangible assets, as agreed by both parties. As of the date of this report, no funds had been advanced.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF SEPTEMBER 30, 1998 AND 1997
                       ---------------------------------


NOTE  7 - JOINT VENTURES - (CONT'D)
-----------------------------------

          On September 30, 1998, the Company executed a Preliminary Cooperation Agreement to enter into a Sino-foreign joint venture with a Chinese corporation currently operating in China. The joint venture will allow the Company or its wholly owned subsidiary and/or its participating strategic partner(s) to participate in the construction and development of a nationwide internet network in China and other telecommunication projects as well as research, development, and manufacturing of telecom equipment when opportunity rises. Under this Preliminary Cooperation Agreement, the Company will contribute capital equivalent to seven million dollars to the joint venture company towards its registered capital, accounting for 70 percent of the total registered capital of the joint venture company. The contribution will be in cash or tangible assets approved by the two parties. As of the date of this report, no funds had been advanced, and the agreement may be cancelled.

NOTE  8 - CONSULTING AGREEMENTS
-------------------------------

          On May 15, 1998 and May 21, 1998, the Company entered into two consulting agreements terminating on May 15, 2000 and May 21, 2002, respectively, whereby the consultants will advise and assist the Company with respect to certain matters involving opportunities for investment in the People's Republic of China. As consideration for the services provided, the Company granted each consultant 1,000,000 shares of the Company's common stock in addition to reasonable out-of-pocket expenses. (See Note 6)

NOTE  9 - EMPLOYMENT AGREEMENTS
-------------------------------

          On August 3, 1998, the Company extended a previously existing employment agreement (the "Agreement") with the President of the Company. Under the Agreement (i) the term of the Agreement is for the three years commencing August 6, 1998, (ii) the executive shall be paid an annual salary of $100,000 with participation in future stock options programs at amounts to be determined by the Company's Board of Directors, (iii) $4,833 of the total monthly salary is to be deferred until a date to be determined and agreed by both parties. As of September 30, 1998 and December 1998 the salary was still being deferred, (iv) the Agreement may be terminated by the Company for "good cause" as defined in the Agreement, and (v) employment and all benefits under the Agreement shall terminate upon the President's death or total disablement as defined in the Agreement.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF SEPTEMBER 30, 1998 AND 1997
                       ---------------------------------

NOTE 10 - FILING UNDER RULE 15c2-11
-----------------------------------

          In September 1998 the Company filed a Form 211, Issuer Information and Disclosure Statement pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, to allow its stock to be quoted on the OTC Bulletin Board.

NOTE 11 - GOING CONCERN
-----------------------

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company has accumulated losses of $396,296 and a working capital deficiency of $320,098 at September 30, 1998 and will be required to make significant expenditures in connection with continuing operations. The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working capital needs.

          These conditions raise substantial doubt about the Company's ability to continue as a going concern, and if substantial additional funding is not acquired or alternative sources developed, management will be required to curtail its operations.

          One of the Company's shareholders and current creditor has verbally agreed to provide additional funds to the Company through stock purchases or loans, or by securing third party financing for the Company until the Company is able to generate funds through operations or alternative financing sources (See Note 12).

          In November 1998, the Company received $60,000 in loans from a current creditor and shareholder in the form of two promissory notes for $30,000 each dated November 1, 1998 and November 12, 1998. The notes are for a one year period, can be prepaid or extended, and bear interest at 5% per annum. If the notes are extended past the maturity date, the interest rate will increase to 7% per annum.

NOTE 12 - SUBSEQUENT EVENTS
---------------------------

          (A)  Agreement and Plan of Reorganization

          On November 9, 1998, the Company executed an Agreement and Plan of Reorganization (the "Agreement") with IDN Telecom, Inc. ("IDN"), a California corporation. The effective date of the Agreement is November 12, 1998 and

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF SEPTEMBER 30, 1998 AND 1997
                       ---------------------------------

NOTE 12 - SUBSEQUENT EVENTS - (CONT'D)
--------------------------------------

          the closing date of the Agreement is March 31, 1999, which can be accelerated or extended with both party's consents. Upon closing of the Agreement, the Company will issue 20,030,000 shares of common stock of the Company to IDN's current shareholders in exchange for 100 percent of IDN's common stock outstanding.

          IDN Telecom, Inc. designs, develops, manufactures, markets, and supports a family of high performance, multi-service telecommunications equipment and systems that enable public and private network operators to provide cost-effective high speed, enhanced data, voice and image communications services. The majority of sales to date have been in China and the Far East.

          (B)  Letter of Intent

          On January 5, 1999, the Company entered into a letter of intent to form a joint venture with two companies incorporated in the People's Republic of China to provide satellite long distance backbone connections and develop and provide fiber optic long distance backbone connections to the China Education and Research Network (CERNET), and to cooperate in developing network technology and its enhancement and network applications. Under the terms of the letter of intent the Company has agreed to make an initial investment of $600,000 in the joint venture. The Company will enter into a cooperation agreement which may require an additional investment to obtain a 70% interest in the joint venture.