Form 10QSB
period 1998-12-31
ASPAC COMMUNCATIONS INC
filed 1999-02-22
CIK 1048172

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(_) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998


                              Commission File No.
                                    0-24441

                          ASPAC COMMUNICATIONS , INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       95-4652797
          --------------------------------       ------------------------
          (State or Other Jurisdiction of        I.R.S. Employer Identification
          Incorporation or Organization)         Number



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

Aggregate market value of voting stock held by non-affiliates of the registrant at February 19, 1999: Currently there is no public market for these securities.

Number of shares of common stock outstanding at September 30, 1998: Common Stock - 20,020,000

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1998
                                  (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                             $ 4,716
   Prepaid expenses                                                   6,389
                                                                   --------

      TOTAL CURRENT ASSETS                                           11,105

PROPERTY AND EQUIPMENT
   Furniture and equipment                                           11,603
   Less:  accumulated depreciation                                    3,303
                                                                   --------

      TOTAL PROPERTY AND EQUIPMENT                                    8,300

OTHER ASSETS
    Organization costs                                                2,160
    Other assets                                                      2,632
                                                                   --------
      TOTAL OTHER ASSETS                                              4,792
                                                                   --------
TOTAL ASSETS                                                        $24,197
                                                                   ========

                    LIABILITIES AND STOCKHOLDER'S DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITES
    Accrues expenses                                              $  77,808
     Advisory service agreementpayable                               60,000
    Notes payable                                                   280,000
                                                                  ---------
      TOTAL CURRENT LIABILITES                                    $ 417,808

STOCKHOLDER'S DEFICIENCY
    Preferred stock, $0.0001 par value
          20,000,000 shares authorized
    Common stock, $0.0001 par value                                      --
          100,000,000 shares authorized
          20,020,000 shares issued and                                2,002
Additional paid-in capital                                           88,098
Accumulated deficit during development stage                       (483,711)
                                                                  ---------
    TOTAL STOCKHOLDER'S DEFICIENCY                                 (393,611)
                                                                  ---------
TOTAL LIABILITIES AND
     STOCKHOLDER'S DEFICIENCY                                     $  24,197
                                                                  =========

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIENCY
                    FOR THE PERIOD FROM SEPTEMBER 26, 1997
                       (INCEPTION) TO DECEMBER 31, 1998
                       --------------------------------
                                  (UNAUDITED)
                                  -----------

                                                          ACCUMULATED
                                                            DEFICIT
                                            ADDITIONAL      DURING
                                COMMON       PAID-IN      DEVELOPMENT
                                 STOCK       CAPITAL         STAGE           TOTAL
                                ------       -------       ---------       ---------
Common stock issuance           $    4       $   196       $       -       $     200

Net loss from September 26,
  1997 (Inception) to
  September 30, 1997                 -             -        (161,697)       (161,697)
                                ------       -------       ---------       ---------
Balance at
    September 30, 1997               4           196        (161,697)       (161,497)

Common stock issuance            1,798        88,102               -          89,900

Common stock issued to
  consultants for
  future services to be
  rendered                         200         (200)               -               -

Net loss for
  the year ended
  September 30, 1998                 -             -        (234,599)       (234,599)
                                ------       -------       ---------       ---------
Balance at
    September 30, 1998          $2,002       $88,098       $(396,296)      $(306,196)
                                ======       =======       =========       =========
Net loss from
    October 1, 1998 to
    to December 31, 1998             -            -          (87,415)        (87,415)

Balance at
    December 31, 1998           $2,002       $88,098       $(483,711)      $(393,611)
                                ======       =======       =========       =========

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         FOT THE PERIODS FROM OCTOBER 1, 1998 TO DECEMBER 31, 1998 AND
              SEPTEMBER 26, 1997 (INCEPTION) TO DECEMBER 31, 1998
              ---------------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                     October 1, 1998             October 1, 1997            Sept. 26,1997
                                                            to                         to                  (Inception) to
                                                    December 31, 1998           December 31, 1997         December 31, 1998
                                                    -----------------           -----------------         -----------------

NET SALES                                               $        -                  $        -                $        -

OPERATION EXPENSES
   Salaries                                             $    35,500                 $    21,800                   155,874
   Rent                                                       5,265                       4,800                    26,835
   Office supplies & expenses                                 2,883                       2,099                     9,103
   Payroll taxes                                              1,607                       1,670                     9,385
   Payroll process                                              114                           -                       712
   Telephone expenses                                           177                       1,069                     5,720
   Parking fees                                               1,615                       1,100                     7,485
   Insurance                                                  2,159                       1,032                     7,843
   Other taxes                                                    -                         939                     8,628
   Legal and professional fees                               24,107                         640                    55,316
   Consulting fees                                                -                           -                     2,000
   Travel expenses                                            8,555                           -                    13,078
   Depreciation                                                 675                         485                     3,303
   Amortization of organization costs                           135                           -                       540
   Bank charges                                                  25                         195                       270
   Other expenses                                             2,064                         160                     9,064
                                                        -----------                 -----------               -----------

          Total operating expenses                           84,881                      35,989                   315,156
                                                        -----------                 -----------               -----------
FROM OPERATIONS                                             (84,881)                    (35,989)                 (315,156)
                                                        -----------                 -----------               -----------
OTHER INCOME (EXPENSE)
   Registration costs-withdrawn Form                              -                      (3,650)                 (158,650)
    S-1
   Interest income                                               50                         432                       906
   Other income                                                 899                           -                       907
   Interest expense                                          (3,483)                     (1,653)                  (11,718)
                                                        -----------                 -----------               -----------

           Total other income (expense)                      (2,534)                     (4,871)                 (168,555)
                                                        -----------                 -----------               -----------
NET LOSS DURING
   DEVELOPMENT STAGE                                    $   (87,415)                $   (40,860)              $  (483,711)
                                                        ===========                 ===========               ===========
NET LOSS PER COMMON SHARE                               $    (0.004)                $    (0.003)              $    (0.027)
                                                        ===========                 ============             ============
WEIGHTED AVERAGE NUMBER
   OF SHARES                                             20,020,000                  13,053,478                17,978,600
                                                        ===========                 ============             ============

                  ASPAC COMMUNICATIONS, INC. AND SUBSIIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE PERIODS FROM OCTOBER 1, 1998 TO DECEMBER 31, 1998 AND
              SEPTEMBER 26, 1997 (INCEPTION) TO DECEMBER 31, 1998
              ---------------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                               Oct. 1, 1998              Oct. 1, 1997              Sept. 26,1997
                                                                    to                        to                   (Inception) to
                                                               Dec. 31,1998              Dec. 31,1997               Dec. 31,1998
                                                               ------------              ------------              --------------
CASH FLOWS FROM OPERATING ACTIVIES:
   Net (loss)                                                    $(87,415)                 $(40,860)                 $(483,711)
   Adjustment to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                                    675                       485                      3,788
      Amortization                                                    135                         -                        540
Write off registration Costs                                            -                         -                    120,000
Changes in assets and liabilities
      (Increase) decrease in:
      Prepaid expenses                                             (2,985)                   (2,110)                    (6,389)
      Other assets                                                      -                      (140)                      (232)
   Increase (decrease) in:
      Accrued expenses                                             29,658                    (5,155)                    77,808
                                                                 --------                  --------                  ---------

 Net cash used in investing activities                            (59,932)                  (47,780)                  (288,196)
                                                                 --------                  --------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchasing of property and equipment                                 -                    (6,358)                   (12,088)
   Organizational costs                                                 -                    (2,700)                    (2,700)
   Payments under advisory service agreement                            -                         -                    (60,000)
   Increase in other assets                                             -                         -                     (2,400)
                                                                 --------                  --------                  ---------

       Net cash used in investing activities                            0                    (9,058)                   (77,188)
                                                                 --------                  --------                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings                                                      60,000                   130,000                    292,155
   Proceeds from sale of common stocks                                                       89,900                     90,100
   Repayment of advances                                                -                   (12,155)                   (12,155)
   Reduction of advisory services agreement payable                     -                   (60,000)                         -
                                                                 --------                  --------                  ---------

       Net cash provided by financing activities                   60,000                   147,745                    370,100
                                                                 --------                  --------                  ---------

INCREASED IN CASH AND CASH
   EQUIVALENTS                                                         68                    90,907                      4,716

CASH AND CASH EQUIVALENTS-
   BEGINNING OF PERIOD                                              4,648                       200                          -
                                                                 --------                  --------                  ---------

CASH AND CASH EQUIVALENTS-
   END OF PERIOD                                                 $  4,716                  $ 91,107                  $   4,716
------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-NONCASH TRANSACTION:
The company incurred debt in the total amount of $150,000 under a securities advisory service agreement and related stock subscription agreement. At December 30, 1998, the unpaid portion of this debt amounted to $60,000.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                          (A DEVELOPMEN STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1998
                            -----------------------
                                   (UNAUDTED)
                                   ----------


NOTE  1 - BASIS OF PRESENTATION
-------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

     It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

     The Company is operating as a Development Stage Company and intends to develop and/or construct telecommunication and internet networks in the Far East including the People's Republic of China. The Company is also considering operating in other parts of the world, including the United States.

     For further information, refer to the consolidated financial statements and footnotes included in the company's Form 10KSB for the year ended September 30, 1998.

NOTE 2 - NOTES PAYABLE
----------------------

     On November 1, 1998 and November 12, 1998, a current shareholder of the Company executed two promissory notes for $30,000 each. The $60,000 note proceeds were deposited in their entirety into the Company's bank accounts. Both notes are for a one-year period, can be prepaid or extended, and bear interest at 5% per annum. If the notes are extended past the maturity date, the interest rate will increase to 7% per annum.
     On October 2, 1997 and October 27, 1997, June 1, 1998, August 1, 1998, September 15, and September 30, 1998, current shareholders of the Company had also executed five promissory notes for $60,000, $100,000, $10,000, $21,000, $9,000 and $20,000, respectively, having the same terms and conditions as the new notes. Therefore, as December 31, 1998, notes payable aggregated $280,000.

NOTE 3 - AGREEMENT AND PLAN OF REORGANIZATION
---------------------------------------------

     On November 9, 1998, the Company executed a Agreement and Plan of Reorganization (the "Agreement") with IDN Telecom, Inc. ("IDN"), a California corporation. The effective date of the Agreement is November 12, 1998 and the closing date of the Agreement is March 31, 1998, which can be accelerated or extended with both parties' consents. If due diligence was completed to the Company's satisfaction, the Company agreed to issue, upon closing of the Agreement, 20,030,000 shares of common stock of the Company to IDN's current shareholders in exchange for 100 percent of IDN's common stocks outstanding.

     After a careful due diligence review and analysis of IDN's representations and financial information, the Company decided on February 11, 1999 to rescind the Agreement, effective immediately.

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     On January 20, 1999, the Company entered into a Letter of Intent to form a joint venture with two companies incorporated in the People's Republic of China to provide satellite long distance backbone connections and develop and provide fiber optic long distance backbone connections to the China Education and Research Network ("CERNET"), and to cooperate in developing network technology and its enhancement and network applications. Under the terms of the Letter of Intent, the Company has agreed to make an initial investment of $600,000 in the joint venture. The Company will enter into a cooperation agreement which may require an additional
     investment to obtain a 70% interest in the joint venture.   If necessary,
     the Company intends to borrow the funds to make such investment from its current shareholders or through a offering or a private placement.

      PART II - MANAGEMENT'S DISCUSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operation for the Three Months Ended December 31, 1998 as Compared to
--------------------------------------------------------------------------------
the Three Months Ended December 31, 1997:
-----------------------------------------

Operating expenses increased 236% from $35,989 during the three months ended December 31, 1997 to $84,881 during the three months ended December 31, 1998. The increase primarily related to an increase in legal and professional fees of $24,107 relating to accounting matters and additional expenses incurred, including travel expenses, in line with the Company's merger and proposed joint venture projects.

The Company's net loss increased from $40,860 during the three months ended December 31, 1997 to $87,415 during the three months ended December 31, 1998. The increase in net loss primarily relates to the Company's continuing development stage activities in line with the proposed merger and joint venture projects and increased legal and professional fees.

Liquidity and Capital Resources and Certain Events Subsequent to September 30,
------------------------------------------------------------------------------
1998
----

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

During the three months ended December 31, 1998, the Company received net cash of $60,000 from its financing activities. The sources of this amount are two promissory notes executed by one of the Company's current shareholders on November 1, 1998 and November 12, 1998 for $30,000 each. As of December 31, 1998, the Company has eight promissory notes from its current shareholders and one of its officers aggregate to $280,000.

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

Subsequent Event
----------------

On January 20, 1999, the Company entered into a Letter of Intent to form a joint venture with two companies incorporated in the People's Republic of China to provide satellite long distance backbone connections and develop and provide fiber optic long distance backbone connections to the China Education and Research Network ("CERNET"), and to cooperate in developing network technology and its enhancement and network applications. Under the terms of the Letter of Intent, the Company has agreed to make an initial investment of $600,000 in the joint venture. The Company will enter into a cooperation agreement which may require an additional investment to obtain a 70% interest in the joint venture. If necessary, the Company intends to borrow the funds to make such investment from its current shareholders or through a offering or a private placement.

This Letter of Intent is preliminary in nature and is subject to the execution of more definitive agreements and to the receipt of significant approvals and permits from various governmental agencies in the PRC. There can be no assurances that such definitive agreements will ever be consummated or that such approvals or permits will be obtained for the benefit of the Company.

On November 9, 1998, the Company executed a Agreement and Plan of Reorganization (the "Agreement") with IDN Telecom, Inc. ("IDN"), a California corporation. The effective date of the Agreement is November 12, 1998 and the closing date of the Agreement is March 31, 1998, which can be accelerated or extended with both parties' consents. If due diligence was completed to the Company's satisfaction, the Company agreed to issue, upon closing of the Agreement, 20,030,000 shares of common stock of the Company to IDN's current shareholders in exchange of 100 percent of IDN's common stocks outstanding.

After a careful due diligence review and analysis of IDN's representations and financial information, the Company decided on February 11, 1999 to rescind the Agreement, effective immediately.

                         SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: February 19, 1999      ASPAC COMMUNICATIONS, INC.


                              By:  /s/ Marc F. Mayeres
                                  --------------------
                              Marc F. Mayeres
                              President


Pursuant to the requirements of the Securities Act of 1934, as amended, this Form has been signed below by the following persons in the capacities and on the dates indicated.

Signature                Title                 Date
---------                -----                 ----


/s/ Liancheng Ji         Director              February 19, 1999
----------------
    Liancheng Ji