Form 10QSB
period 1999-03-31
ASPAC COMMUNCATIONS INC
filed 1999-05-14
CIK 1048172

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                              Commission File No.
                                    0-24441

                          ASPAC COMMUNICATIONS, INC.

                         -----------------------------

             (Exact name of registrant as specified in its charter)


     Delaware                                    95-4652797
     ------------------------              -------------------------
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

Aggregate market value of voting stock held by non-affiliates of the registrant at May 13, 1999: Currently there is no public market for these securities.

Number of shares of common stock outstanding at March 31, 1999: Common Stock - 20,075,000

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET

                                    ASSETS
                                    ------

                                                March 31, 1999    September 30, 1998
                                                --------------    ------------------
                                                  (Unaudited)
CURRENT ASSETS
  Cash                                             $   4,901           $   4,686
  Prepaid expenses                                     3,500               3,404
                                                   ---------           ---------

     TOTAL CURRENT ASSETS                              8,401               8,052

PROPERTY AND EQUIPMENT
  Furniture and equipment                             13,415              11,603
  Less:  accumulated depreciation                      4,023               2,628
                                                   ---------           ---------

     TOTAL PROPERTY AND EQUIPMENT                      9,391               8,975

OTHER ASSETS
  Organization costs                                   2,025               2,295
  Other assets                                         9,975               2,632
                                                   ---------           ---------
     TOTAL OTHER ASSETS                               12,000               4,927
                                                   ---------           ---------

TOTAL ASSETS                                       $  29,792           $  21,954
                                                   =========           =========

                     LIABILITIES AND STOCKHOLDER'S DEFICIENCY
                     ----------------------------------------

CURRENT LIABILITIES
  Accrued expenses                                 $ 103,141           $  48,150
  Advisory service agreement payable                  30,000              60,000
  Loan payable                                        17,346                  --
  Notes payable                                      365,000             220,000
                                                   ---------           ---------
     TOTAL CURRENT LIABILITIES                       515,487             328,150

STOCKHOLDER'S DEFICIENCY
  Preferred stock, $0.0001 par value
     20,000,000 shares authorized                         --                  --
  Common stock, $0.0001 par value,
     100,000,000 shares authorized,
     20,075,000 shares issued and outstanding          2,008               2,002
Additional paid-in capital                            88,092              88,098
Accumulated deficit during development stage        (575,795)           (396,296)
                                                   ---------           ---------

     TOTAL STOCKHOLDER'S DEFICIENCY                 (485,695)           (306,196)
                                                   ---------           ---------

TOTAL LABILITIES AND
     STOCKHOLDER'S DEFICIENCY                      $  29,792           $  21,954
                                                   =========           =========

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     FOR THE PERIOD FROM SEPTEMBER 26,1997
                          (INCEPTION) TO MARCH 31,1999
                          ----------------------------
                                  (UNAUDITED)
                                  -----------

                                                    ACCUMULATED
                                                      DEFICIT
                                         ADDITIONAL   DURING
                                 COMMON   PAID-IN   DEVELOPMENT
                                 STOCK    CAPITAL      STAGE        TOTAL
                                 ------   --------   ----------   ---------
Common stock issuance            $    4   $   196    $      --    $     200


Net loss from September 26,
  1997 (Inception) to
  September 30, 1997                 --        --     (161,697)    (161,697)
                                 ------   -------    ---------    ---------

Net loss from September
  26, 1997 (Inception)
  to September 30, 1998              --        --     (396,296)    (396,296)
                                 ------   -------    ---------    ---------

Common stock issuance             1,789    88,102           --       89,900

Common stock issuance to
  consultants for future
  services to be rendered           200      (200)          --           --

Net loss for the year ended
  September 30, 1998                 --        --     (234,599)    (234,599)
                                 ------   -------    ---------    ---------

Balance at
  September 30, 1998              2,002    88,098     (396,296)    (306,196)

Common stock issuance to
  officers                            6        (6)          --           --

Net loss from
  October 1, 1998 to
  March 31, 1999                     --        --     (179,499)    (179,499)
                                 ------   -------    ---------    ---------

BALANCE AT
----------
MARCH 31, 1999                   $2,008   $88,092    $(575,795)   $(485,695)
--------------                   ======   =======    =========    =========


                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                  ------------

                                                                                                         Sep. 26, 1997
                                                         Three Months Ended            Six Month Ended  (Inception) to
                                                  Mar. 31, 1999       Mar. 31, 1998     Mar. 31, 1999    Mar. 31, 1999
                                                  -------------       -------------     -------------    -------------
NET SALES                                          $        --        $        --       $        --      $        --
                                                   -----------        -----------       -----------      -----------

OPERATION EXPENSES
 Salaries                                          $    41,598        $    28,815       $    77,098      $   197,472
 Rent                                                    8,937              4,800            14,201           35,772
 Office supplies & expenses                              4,991              1,157             7,873           14,093
 Payroll taxes                                           2,208              2,531             3,815           11,593
 Payroll process                                           218                241               332              930
 Telephone expenses                                      2,484                919             2,661            8,204
 Parking fees                                            1,935              1,650             3,550            9,420
 Insurance                                               1,722                888             3,881            9,565
 Other taxes                                             1,078              6,789             1,078            9,706
 Legal and professional fees                            12,538             20,346            36,646           67,854
 Consulting fees                                         1,690              2,000             1,690            3,690
 Travel expenses                                         5,552                 --            14,107           18,630
 Depreciation                                              720                675             1,395            4,023
 Amortization of organization costs                        135                135               270              675
 Bank charges                                               81                 --               106              352
 Other expenses                                            890              1,043             2,955            9,954
                                                   -----------        -----------       -----------      -----------

          Total operating expenses                      86,777             71,989           171,658          401,933
                                                   -----------        -----------       -----------      -----------

LOSS FROM OPERATIONS                                   (86,777)           (71,989)         (171,658)        (401,933)
                                                   -----------        -----------       -----------      -----------

OTHER INCOME (EXPENSE)
 Registration costs-withdrawn Form S-1                      --             (5,000)               --         (158,650)
 Interest income                                            --                380                50              906
 Other income                                               16                 --               914              922
 Interest expense                                       (5,322)            (2,000)           (8,805)         (17,040)
                                                   -----------        -----------       -----------      -----------

          Total other income (expense)                  (5,306)            (6,620)           (7,841)        (173,862)
                                                   -----------        -----------       -----------      -----------

NET LOSS DURING DEVELOPMENT
  STAGE                                            $   (92,083)       $   (78,609)      $  (179,499)     $  (575,795)
                                                   ===========        ===========       ===========      ===========

NET LOSS PER COMMON SHARE                              (0.0046)           (0.0044)          (0.0090)         (0.0317)
                                                   ===========        ===========       ===========      ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES                                            20,023,667         18,020,000        20,021,813       18,182,414
                                                   ===========        ===========       ===========      ===========

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  -----------


                                                                                                                 Sep. 6, 1997
                                                               Three Months Ended             Six Month Ended   (Inception) to
                                                       Mar. 31, 1999         Mar. 31, 1998     Mar. 31, 1999     Mar. 31, 1999
                                                       -------------         -------------     -------------     -------------
CASH FLOWS FROM OPERATING
    ACTIVITIES:
  Net (loss)                                             $(92,083)             $(78,609)        $(179,499)        $(575,795)
  Adjustment to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                             720                   675             1,395             4,698
     Amortization                                             135                   135               270               675
  Write off registration Costs                                 --                    --                --           120,000
  Changes in assets and liabilities
       (Increase) decrease in:
       Prepaid expenses                                     2,889                (2,138)              (96)           (3,500)
       Other assets                                        (7,343)                  142            (7,343)           (7,575)
     Increase (decrease) in:
       Accrued expenses                                    25,333                15,629            54,991           103,141
                                                         --------              --------         ---------         ---------

     Net cash used in operating activities                (70,349)              (64,165)         (130,281)         (358,545)
                                                         --------              --------         ---------         ---------

CASH FLOWS FROM INVESTING
    ACTIVITES:
  Purchase of property and equipment                       (1,812)                   --            (1,812)          (13,900)
  Organizational costs                                         --                    --                --            (2,700)
  Payments under advisory service agreement               (30,000)                   --           (30,000)          (90,000)
  Increase in other assets                                     --                    --                --            (2,400)

     Net cash used in investing activities                (31,812)                   --           (31,812)         (109,000)
                                                         --------              --------         ---------         ---------

CASH FLOWS FROM FINANCING
    ACTIVITIES:
  Borrowings                                              102,346                    --           162,346           394,501
  Proceeds from sale of common stock                           --                    --                --            90,100
  Repayment of advances                                        --                    --                --           (12,155)

     Net cash provided by financing activities            102,346                    --           162,346           472,446
                                                         --------              --------         ---------         ---------

INCREASE IN CASH AND CASH
  EQUIVALENTS                                                 185               (64,165)              253             4,901

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                       4,716                91,107             4,648                --
                                                         --------              --------         ---------         ---------

CASH AND CASH EQUIVALENTS -
---------------------------
  END OF PERIOD                                          $  4,901              $ 26,942         $   4,901         $   4,901
---------------------                                    ========              ========         =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NONCASH TRANSACTION:
-----------------------------------------------------------------------
The company incurred debt in the total amount of $150,000 under a securities advisory service agreement and related stock subscription agreement. At March 31, 1999, the unpaid portion of this debt amounted to $30,000.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                          (A DEVELOPMEN STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1999
                              --------------------
                                   (UNAUDTED)
                                   ----------


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

     For further information, refer to the consolidated financial statements and footnotes included in the company's Form 10-KSB for the year ended September 30, 1998.

NOTE 2 - NOTES PAYABLE
----------------------

     On February 1, February 16, March 1, and March 31, 1999, a current shareholder of the Company executed three promissory notes for $15,000, $30,000, $25,000, and $15,000, respectively. The note proceeds were deposited in their entirety into the Company's bank accounts. All notes are for a one-year period, can be prepaid or extended, and bear interest at 5% per annum. If the notes are extended past the maturity date, the interest rate will increase to 7% per annum. On October 2, 1997 and October 27, 1997, June 1, 1998, August 1, 1998, September 15, September 30, November 1, and November 12, 1998, current shareholders of the Company had also executed eight promissory notes for $60,000, $100,000, $10,000, $21,000,
     $9,000, $20,000, $30,000, and $30,000 respectively, having the same terms and conditions as the new notes. Therefore, as March 31, 1999, notes payable aggregated $365,000.

NOTE 3 - AGREEMENT AND PLAN OF REORGANIZATION
---------------------------------------------

     On November 9, 1998, the Company executed a Agreement and Plan of Reorganization (the "Agreement") with IDN Telecom, Inc. ("IDN"), a California corporation. The effective date of the Agreement was November 12, 1998 and the closing date of the Agreement was March 31, 1998, which could be accelerated or extended with both parties' consents. If due diligence was completed to the Company's satisfaction, the Company agreed to issue, upon closing of the Agreement, 20,030,000 shares of common stock of the Company to IDN's current shareholders in exchange for 100 percent of IDN's common stocks outstanding.

     After a careful due diligence review and analysis of IDN's representations and financial information, the Company decided on February 11, 1999 to rescind the Agreement, effective immediately.

NOTE 4 - STOCK ISSUANCE TO OFFICERS
-----------------------------------

     On February 1, 1999, the Board of Director of the Company approved the issuance of 30,000 shares and 25,000 shares to Mr. Marc F. Mayeres, the President of the Company, and Ms. Amy Ming Zhang, the

     Corporate Secretary of the Company, respectively. The Company filed a S-8 registration statement on February 23, 1999. The shares were issued on March 25, 1999.

NOTE 5 - OVERSEAS OFFICE
------------------------

     In order to better facilitate the negotiation with the potential Chinese joint venture partners, the Company set up a Beijing Liaison Office on March 1, 1999. The Company is in the process of registering this Beijing Liaison Office with relevant authorities in China.

NOTE 6 - COOPERATION AGREEMENT WITH POTENTIAL JOINT VENTURE PARTNERS
--------------------------------------------------------------------

     On March 29, 1999, the Company executed a Cooperation Agreement with Beijing Sino-Tech Science & Technology Development Center ("Sino-Tech") and China Education and Research Network ("CERNET") to cooperatively and jointly invest to provide services for a nationwide Internet access and service network and its communication lines infrastructure in the People's Republic of China. The three parties agreed to set up a Sino-foreign cooperative joint venture to develop the above mentioned nationwide Internet project, in which the Company will hold 75% of the equity interest. Under this Cooperation Agreement, the Company is responsible to invest US$300,000 as part of the initial setup capital of the joint venture, while Sino-Tech and CERNET will provide office facilities, equivalent to US$100,000 at market value to the joint venture. The three parties further agreed that in the event that the three parties decide not to enter into a more definite Joint Venture Agreement, the office facilities provided by Sino-Tech and CERNET shall be returned and the funds invested by the Company shall be refunded.

     As of the date of this report, no funds have been advanced to the joint venture's setup capital and an amendment to the Cooperation Agreement is in a process of being negotiated. The three parties have preliminarily agreed to reduce the Company initial investment to the setup capital to RMB1,500,000 (equivalent to US$176,471) with the remaining balance of US$123,529 or its RMB equivalence to be invested at a date to be decided by all parties.

NOTE 7 - LINE OF CREDIT
-----------------------

     On March 1, 1999, the Company obtained a line of credit in the amount of RMB3,000,000, equivalent of US$361,446, from a Chinese entity. The line will be used to fund the operation of the Company's Beijing Liaison Office and the initial investment into the joint venture's setup capital. The annual interest rate on this line of credit is 8%. As of March 31, 1999, the Company has withdrawn RMB130,645.74, equivalent of US$15,740 from the line of credit.

NOTE 8 - FIBER OPTIC LINE LEASE LETTER OF INTENT
------------------------------------------------

     On March 30, 1999, the Company signed a Letter of Intent with the China Railroad Communication Center to lease a 2 Mbps, expandable to 622 Mbps, fiber optic line to connect four major cities in China for RMB1,755,420, equivalent to US$211,752, per year. The leased line will be used to expand the backbone capacity of the proposed joint venture between these four major cities. The Company plans to start this lease after the establishment of the above mentioned joint venture and when such capacity expansion is necessary.

NOTE 9 - SUBSEQUENT EVENT
-------------------------

     On May 1, 1999, a current shareholder of the Company executed a promissory note for the amount of $20,000. The note proceeds were deposited in their entirety into the Company's bank account. The note is for a one-year period, can be prepaid or extended, and bears interest at 5% per annum. If the note is extended past the maturity date, the interest rate will increase to 7% per annum.

       PART II - MANAGEMENT'S DISCUSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operation for the Three Months Ended March 31, 1999 as Compared to
-----------------------------------------------------------------------------
the Three Months Ended March 31, 1998:
--------------------------------------

Operating expenses increased 20% from $71,989 during the three months ended March 31, 1998 to $86,732 during the three months ended March 31, 1999. The increase primarily due to the increase in salaries, rent, office supplies & expenses, and travel expenses relating to the establishment of the Beijing Liaison Office in March 1, 1999.

The Company's net loss increased from $78,609 during the three months ended March 31, 1998 to $92,038 during the three months ended March 31, 1999. The increase in net loss primarily relates to the Company's continuing development activities in line with the proposed joint venture projects and the establishment of the Company's Beijing Liaison Office.

Liquidity and Capital Resources and Certain Events Subsequent to December 31,
-----------------------------------------------------------------------------
1998
----

The Company has not generated cash flow from operations to date. The Company's current cash flow from operations is not capable of supporting existing business operations in its present form. Since the beginning of its operation, the Company has financed its U.S. development stage activities primarily through equity investments and loans from its founding stockholders. The Company's operation in China, including its Beijing Liaison Office, is financed through a RMB3,000,000 line of credit obtained from a Chinese entity.

Since the Company started its operation of September 26, 1997, the Company devotes substantially all of its efforts to developing joint ventures to establish telecommunications networks and organizational activities. To date, no revenues were generated from operations, and there is no guarantee the Company will ever achieve profitable operations.

During the three months ended March 31, 1999, the Company received net cash of $102,346 from its financing activities. The primary sources of this amount include (i) four promissory notes executed by one of the Company's current shareholders on February 1, February 16, March 1, and March 31, 1999 for $15,000, $30,000, $25,000, and $15,000, respectively; (ii) RMB130,645.74, equivalent of US$15,740, withdrawn from the RMB3,000,000 line of credit in China. As of March 31, 1999, the Company has twelve promissory notes from its current shareholders and one of its officers aggregate to $365,000.

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

On January 20, 1999, the Company entered into a Letter of Intent to form a joint venture with Beijing Sino-Tech Science & Technology Development Center ("Sino-Tech"), originally established by the China State Planning Commission, and China Education and Research Network Center ("CERNET"), an affiliate of the China Ministry of Education. This Letter of Intent was later superseded by a Cooperation Agreement signed by the three parties on March 29, 1999.

On February 11, 1999, after a careful due diligence review and analysis of IDN's representations and financial information, the Company decided to rescind the Agreement and Plan of Reorganizations it entered into with IDN Telecom, Inc. on November 9, 1998.

On March 29, 1999, the company entered into a Cooperation Agreement with Sino-Tech and CERNET to jointly invest and provide services for a nationwide Internet access and service network and its communication lines infrastructure in the People's Republic of China. The three parties agreed t set up a Sino-foreign cooperative joint venture to develop the above mentioned nationwide Internet project, in which the Company will hold 75% of the equity interest. Under this Cooperation Agreement, the Company is responsible to invest US$300,000 as part of the initial setup capital of the joint venture, while Sino-Tech and CERNET will provide office facilities, equivalent to US$100,000 at market value to the joint venture. The three parties further agreed that in the event that the three parties decide not to enter into a more definite Joint Venture Agreement, the office facilities provided by Sino-Tech and CERNET shall be returned and the funds invested by the Company shall be refunded. This Cooperation Agreement supersedes the Letter of Intent signed by the three parties on January 20, 1999.

As of the date of this report, no funds have been advanced to the joint venture's setup capital and an amendment to the Cooperation Agreement is in a process of being negotiated. The three parties have preliminarily agreed to reduce the Company initial investment to the setup capital to RMB1,500,000 (equivalent to US$176,471) with the remaining balance of US$123,529 or its RMB equivalence to be invested at a date to be decided by all parties. The Company plans to use the line of credit it obtained in China to facilitate the initial investment to the setup capital of the joint venture.

On March 30, 1999, the Company signed a Letter of Intent with the China Railroad Communication Center to lease a 2 Mbps, expandable to 622 Mbps, fiber optic line to connect four major cities in China for RMB1,755,420, equivalent to US$211,752, per year. The leased line will be used to expand the backbone capacity of the proposed joint venture with Sino-Tech and CERNET. The Company plans to start this lease after the establishment of the above mentioned joint venture and when such capacity expansion is necessary.

Each of these Cooperation Agreement and Letter of Intent is preliminary in nature and is subject to the execution of more definitive agreements and to the receipt of significant approvals and permits from various governmental agencies in China. There can be no assurances that such definitive agreements will ever be consummated or that such approvals or permits will be obtained for the benefit of the Company.

Although each of these Cooperation Agreement and the Letter of Intent sets forth certain understandings and agreements as to the extent of the contributions, interest, and terms in these proposed Sino-foreign cooperative joint venture and the proposed lease, there can be no assurances as the final terms of the definitive agreements, if any, with respect to these proposed Sino-foreign cooperative joint venture and the proposed lease.

In addition, the Company's proposed business operations in China are subject to significant risks. These risks include, but are not limited to, the limited precedent for the establishment of Sino-foreign cooperative joint ventures for the purpose of engaging in the telecommunication and Internet industry in China, government restrictions on foreign business ventures in China, government regulation of foreign currency exchange and the general political environment in China.

The Company's successful transition from a development stage company to profitable operations is dependent upon obtaining adequate financing to fund current operations and the development of proposed joint ventures. The Company will continue to seek funds in the form of line of credit and/or equity and debt securities from third party sources as well as from its existing stockholders.

Subsequent Event
----------------
On May 1, 1999, a current shareholder of the Company executed a promissory note for the amount of $20,000. The note proceed was deposited in its entirety into the Company's bank account. The note is for a one-year period, can be prepaid or extended, and bear interest at 5% per annum. If the note is extended past the maturity date, the interest rate will increase to 7% per annum.

                                  SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: May 13, 1999           ASPAC COMMUNICATIONS, INC.


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


/s/ Liancheng Ji         Director              May 13, 1999
--------------------
    Liancheng Ji