Form 10QSB
period 1999-06-30
ASPAC COMMUNCATIONS INC
filed 1999-08-30
CIK 1048172

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

( )    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                             Commission File No.
                                   0-24441

                           ASPAC COMMUNICATIONS,INC.
                         -----------------------------
            (Exact Name of registrant as specified in its charter)


     Delaware                                         95-4652797
     --------------------------------      -----------------------------------
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

Aggregate market value of voting stock held by non-affiliates of the registrant at August 27, 1999: Currently there is no public market for these securities.

Number of shares of common stock outstanding at June 30, 1999: Common Stock - 20,075,000

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET

                                    ASSETS
                                    ------

                                                                 June 30, 1999  September 30, 1998
                                                                 -------------  ------------------
                                                                  (Unaudited)
CURRENT ASSETS
 Cash                                                            $       6,801  $            4,648
 Prepaid expenses                                                        3,500               3,404
                                                                 -------------  ------------------

  TOTAL CURRENT ASSETS                                                  10,301               8,052

PROPERTY AND EQUIPMENT
 Furniture and equipment                                                17,461              11,603
 Less:  accumulated depreciation                                         4,890               2,628
                                                                 -------------  ------------------

  TOTAL PROPERTY AND EQUIPMENT                                          12,571               8,975

OTHER ASSETS
 Deferred Offering Cost                                                 12,500                  --
 Organization costs                                                      1,890               2,295
 Other assets                                                            9,975               2,632
                                                                 -------------  ------------------
  TOTAL OTHER ASSETS                                                    24,365               4,927
                                                                 -------------  ------------------

TOTAL ASSETS                                                     $      47,237  $           21,954
                                                                 =============  ==================

                   LIABILITIES AND STOCKHOLDER'S DEFICIENCY
                   ----------------------------------------

CURRENT LIABILITIES
  Accrued expenses                                               $     116,628  $           48,150
  Advisory service agreement payable                                    30,000              60,000
  Legal Service Fee Payable                                              6,500                  --
  Loan payable                                                          75,392                  --
  Notes payable                                                        432,000             220,000
                                                                 -------------  ------------------
     TOTAL CURRENT LIABILITIES                                         660,520             328,150

STOCKHOLDER'S DEFICIENCY
  Preferred stock, $0.0001 par value
     20,000,000 shares authorized                                           --                  --
  Common stock, $0.0001 par value,
     100,000,000 shares authorized,
     20,075,000 shares issued and outstanding                            2,008               2,002
Additional paid-in capital                                              88,092              88,098
Accumulated deficit during development stage                          (703,383)           (396,296)
                                                                 -------------  ------------------

     TOTAL STOCKHOLDER'S DEFICIENCY                                   (613,283)           (306,196)
                                                                 -------------  ------------------

TOTAL LABILITIES AND
     STOCKHOLDER'S DEFICIENCY                                    $      47,237  $           21,954
                                                                 =============  ==================

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     FOR THE PERIOD FROM SEPTEMBER 26,1997
                          (INCEPTION) TO JUNE 30,1999
                          ---------------------------
                                  (UNAUDITED)
                                  -----------

                                                         ACCUMULATED
                                                           DEFICIT
                                           ADDITIONAL      DURING
                               COMMON        PAID-IN     DEVELOPMENT
                               STOCK         CAPITAL       STAGE          TOTAL
                               ------      ----------    -----------    ----------
Common stock issuance          $    4      $      196    $        --    $      200

Net loss from September 26,
  1997 (Inception) to
  September 30, 1997               --              --       (161,697)     (161,697)
                               ------      ----------    -----------    ----------

Net loss from September
  26, 1997 (Inception)
  to September 30, 1998            --              --       (396,296)     (396,296)
                               ------      ----------    -----------    ----------

Common stock issuance           1,789          88,102             --        89,900

Common stock issuance to
  consultants for future
  services to be rendered         200            (200)            --            --

Net loss for the year ended
  September 30, 1998               --              --       (234,599)     (234,599)
                               ------      ----------    -----------    ----------

Balance at
  September 30, 1998            2,002          88,098       (396,296)     (306,196)

Common stock issuance to
  officers                          6              (6)            --            --

Net loss from
October 1, 1998 to
June 30, 1999                      --              --       (307,087)     (307,087)
                               ------      ----------    -----------    ----------

BALANCE AT
----------
JUNE 30, 1999                  $2,008      $   88,092    $  (703,383)   $ (613,283)
=============                  ======      ==========    ===========    ==========

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                  -----------

                                                                                                   Sep. 26, 1997
                                                    Three Months Ended           Nine Month Ended  (Inception) to
                                             Jun. 30, 1999       Jun. 30, 1998     Jun. 30, 1999   Jun. 30, 1999
                                             -------------       -------------     -------------   -------------
NET SALES                                    $          --       $          --     $          --   $          --
                                             -------------       -------------     -------------   -------------
OPERATION EXPENSES
 Salaries                                    $      53,570       $      31,500     $     130,668   $     251,042
 Rent                                               16,268               4,955            30,470          52,040
 Office supplies & expenses                          3,870                 356            11,743          17,963
 Payroll taxes                                       1,606               1,098             5,421          13,199
 Payroll process                                        92                  84               424           1,022
 Telephone expenses                                  3,782                 803             6,443          11,986
 Parking fees                                        1,780               1,850             5,330          11,200
 Insurance                                           2,228               2,042             6,109          11,793
 Other taxes                                            --                  --             1,078           9,706
 Legal and professional fees                         1,826               9,248            38,472          69,680
 Consulting fees                                    17,129                  --            18,819          20,819
 Travel & entertainment                             10,596               1,044            24,703          29,226
 Auto expenses                                       3,614                  --             3,614           3,614
 Depreciation                                          867                 675             2,262           4,890
 Amortization of organization costs                    135                 135               405             810
 Bank charges                                          134                  13               239             486
 Other expenses                                      3,531               1,645             6,486          13,485
                                             -------------       -------------     -------------   -------------
     Total operating expenses                      121,028              55,448           292,686         522,961
                                             -------------       -------------     -------------   -------------
LOSS FROM OPERATIONS                             (121,028)            (55,448)         (292,686)       (522,961)
                                             -------------       -------------     -------------   -------------

OTHER INCOME (EXPENSE)
 Registration costs-withdrawn Form S-1                  --                  --                --        (158,650)
 Interest income                                        --                  44                50             906
 Other income                                            5                   8               919             927
 Interest expense                                   (6,565)             (2,000)          (15,370)        (23,605)
                                             -------------       -------------     -------------   -------------
     Total other income (expense)                   (6,560)             (1,948)          (14,401)       (180,422)
                                             -------------       -------------     -------------   -------------
NET LOSS DURING DEVELOPMENT
  STAGE                                      $    (127,588)      $     (57,396)    $    (307,087)  $    (703,383)
                                             =============       =============     =============   =============

NET LOSS PER COMMON SHARE                    $     (0.0064)      $     (0.0031)    $     (0.0153)  $     (0.0381)
                                             =============       =============     =============   =============
 WEIGHTED AVERAGE NUMBER OF
  SHARES                                        20,075,000          18,811,209        20,039,542      18,450,678
                                             =============       =============     =============   =============

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  -----------

                                                                                                          Sep. 6, 1997
                                                        Three Months Ended             Nine Month Ended   (Inception) to
                                                  Jun. 30, 1999      Jun. 30, 1998      Jun. 30, 1999     Jun. 30, 1999
                                                  -------------      -------------      -------------     --------------
CASH FLOWS FROM OPERATING
    ACTIVITIES:
  Net (loss)                                      $    (127,588)     $     (57,396)     $    (307,087)    $     (703,383)
  Adjustment to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                           867                675              2,262              5,565
     Amortization                                           135                135                405                810
  Write off registration Costs                               --                 --                 --            120,000
  Changes in assets and liabilities
       (Increase) decrease in:
       Prepaid expenses                                      --                774                (96)            (3,500)
       Deferred offering cost                           (12,500)                --            (12,500)           (12,500)
       Other assets                                          --                 --             (7,343)            (7,575)
     Increase (decrease) in:
       Accrued expenses                                  13,486             20,384             68,477            116,627
       Legal service fee payable                          6,500                 --              6,500              6,500
                                                  -------------      -------------      -------------     --------------
      Net cash used in operating activities            (119,100)           (35,428)          (249,382)          (477,645)
                                                  -------------      -------------      -------------     --------------
CASH FLOWS FROM INVESTING
    ACTIVITES:
  Purchase of property and equipment                     (4,046)                --             (5,857)           (17,946)
  Organizational costs                                       --                 --                 --             (2,700)
  Payments under advisory service agreement                  --                 --            (30,000)           (90,000)
  Increase in other assets                                   --                 --                 --             (2,400)
                                                  -------------      -------------      -------------     --------------
      Net cash used in investing activities              (4,046)                --            (35,857)          (113,046)
                                                  -------------      -------------      -------------     --------------
CASH FLOWS FROM FINANCING
    ACTIVITIES:
  Borrowings                                            125,046             10,000            287,392            519,547
  Proceeds from sale of common stock                         --                 --                 --             90,100
  Repayment of advances                                      --                 --                 --            (12,155)
                                                  -------------      -------------      -------------     --------------
      Net cash provided by financing activities         125,046                 --            287,392            597,492
                                                  -------------      -------------      -------------     --------------

INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                  1,900            (25,428)             2,153              6,801

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                     4,901             26,942              4,648                 --
                                                  -------------      -------------      -------------     --------------
 CASH AND CASH EQUIVALENTS -
--------------------------------------------
  END OF PERIOD                                   $       6,801      $       1,514      $       6,801     $        6,801
--------------------------------------------      =============      =============      =============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NONCASH TRANSACTION:
-----------------------------------------------------------------------
The company incurred debt in the total amount of $162,500 under a securities advisory service agreement and related stock subscription agreement and a legal advisory service agreement. At June 30, 1999, the unpaid portion of this debt amounted to $36,500.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMEN STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 1999
                              -------------------
                                  (UNAUDTED)
                                  ----------


NOTE 1 - BASIS OF PRESENTATION
------------------------------

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


NOTE 2 - PRINCIPLE OF CONSOLIDATION
-----------------------------------

     The consolidated financial statements include the accounts of ASPAC Communications, Inc., its Beijing Liaison Office and its inactive subsidiary, ASPAC Holdings, Inc. All significant inter-company balances and transactions have been eliminated in consolidation

     The Company maintains a Beijing Liaison Office. All balances and transactions as of and for the three-month period ended June 30, 1999 are translated at the exchange rate in effect at the balance sheet date and at the average exchange rate for the period presented, respectively.

NOTE 3 - NOTES PAYABLE
----------------------

     On May 1, May 16, June 1, June 2, and June 16, 1999, a current shareholder of the Company executed five promissory notes for $20,000, $2,000, $5,000, and $10,000, respectively. The note proceeds were deposited in their entirety into the Company's bank accounts. All notes are for a one-year period, can be prepaid or extended, and bear interest at 5% per annum. If the notes are extended past the maturity date, the interest rate will increase to 7% per annum. On October 2 and October 27, 1997, June 1, August 1, September 15, September 30, November 1, and November 12, 1998, February 1, February 16, March 1, and March 31, 1999, current shareholders of the Company had also executed eight promissory notes for $60,000, $100,000, $10,000, $21,000, $9,000, $20,000, $30,000, $30,000, $15,000, $30,000,
     $25,000, and $15,000, respectively, having the same terms and conditions as the new notes. Therefore, as of June 30, 1999, notes payable aggregated $432,000.

NOTE 4 - COOPERATION AGREEMENT WITH POTENTIAL JOINT VENTURE PARTNERS
--------------------------------------------------------------------

     On March 29, 1999, the Company executed a Cooperation Agreement with Beijing Sino-Tech Science & Technology Development Center ("Sino-Tech") and China Education and Research Network ("CERNET") to cooperatively and jointly invest to provide services for a nationwide Internet access and service network and its communication lines infrastructure in the People's Republic of China. The three parties agreed to set up a Sino-foreign cooperative joint venture to develop the above mentioned nationwide Internet project, in which the Company will hold 75% of the equity interest. Under this Cooperation Agreement, the Company is responsible to invest US$300,000 as part of the initial setup capital of the joint venture, while Sino-Tech and CERNET will provide office facilities, equivalent to US$100,000 at market value to the joint venture. The three parties further agreed that in the event that the three parties decide not to enter into a more definite Joint Venture Agreement, the office facilities provided by Sino-Tech and CERNET shall be returned and any fund invested by the Company through that date shall be refunded.

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

NOTE 5 - LINE OF CREDIT
-----------------------

     On March 1, 1999, the Company obtained a line of credit in the amount of RMB3,000,000, equivalent of US$361,446, from a Chinese entity. The line will be used to fund the operation of the Company's Beijing Liaison Office and the initial investment into the joint venture's setup capital. The annual interest rate on the outstanding balance of the line of credit is 8%. The Company has withdrawn RMB472,023.51, equivalent of US$56,870 and RMB130,645.74, equivalent of US$15,740 from the line of credit during the quarter ended June 30, 1999 and March 31, 1999, respectively. The accrued interest expense on the outstanding balance of the line of credit is RMB7,333, equivalent of US$884, and RMB435, equivalent of US$52, for the quarter ended June 30, 1999 and March 31, 1999.

NOTE 6 - SUBSEQUENT EVENTS
--------------------------

     On July 1 and August 15, 1999, a current shareholder of the Company executed two promissory notes for the amount of $13,000 and $35,000, respectively. The note proceeds were deposited in their entirety into the Company's bank account. Both notes are for a one-year period, can be prepaid or extended, and bear interest at 5% per annum. If the notes are extended past the maturity date, the interest rate will increase to 7% per annum.

     The Company is in a process of preparing a private placement offering. The maximum and minimum offering of the private placement are expected to be $15,000,000 and $6,000,000, respectively. As of the date of this report, the offering memorandum and subscription agreement have not been finalized and the offering price is still to be determined. The deferred offering cost in the amount of $12,500 and legal service fee payable in the amount of $6,500 have been included in the balance sheet.

     The Company has received verbal agreement from all of its current holders of the Company's promissory notes that the notes, totaling $432,000, will be converted to common stock of the Company with a conversion price preliminarily set at $11.00 per share. The Company is in the process of preparing the debt conversion documents.

      PART II - MANAGEMENT'S DISCUSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operation for the Three Months Ended June 30, 1999 as Compared to the
--------------------------------------------------------------------------------
Three Months Ended June 30, 1998:
---------------------------------

Operating expenses increased 118% from $55,448 during the three months ended June 30, 1998 to $121,028 during the three months ended June 30, 1999. The increase primarily due to the increase in salaries, rent, office supplies & expenses, travel &entertainment, and auto expenses relating to the establishment of the Beijing Liaison Office on March 1, 1999.

The Company's net loss increased from $57,396 during the three months ended June 30, 1998 to $127,588 during the three months ended June 30, 1999. The increase in net loss primarily relates to the Company's continuing development activities in line with the proposed joint venture projects and the establishment of the Company's Beijing Liaison Office.

Liquidity and Capital Resources and Certain Events Subsequent to March 31, 1999
-------------------------------------------------------------------------------

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

During the three months ended June 30, 1999, the Company received net cash of $125,046 from its financing activities. The primary sources of this amount include (i) five promissory notes executed by one of the Company's current shareholders on May 1, May 16, June 1, June 2, and June 16, 1999 for $20,000, $2,000, $5,000, $10,000 and $30,000, respectively; (ii) RMB472,023.51, equivalent of US$56,870, withdrawn from the RMB3,000,000 line of credit in China. As of June 30, 1999, the Company has seventeen promissory notes from its current shareholders and one of its officers aggregate to $432,000, and has withdraw RMB602,669.25, equivalent of US$72,611, from its RMB3,000,000 line of credit in China.

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

Subsequent Events
-----------------

On July 1 and August 15, 1999, a current shareholder of the Company executed two promissory notes for the amount of $13,000 and $35,000, respectively. The note proceeds were deposited in their entirety into the Company's bank account. Both notes are for a one-year period, can be prepaid or extended, and bear interest at 5% per annum. If the notes are extended past the maturity date, the interest rate will increase to 7% per annum.

The Company is in a process of preparing a private placement offering. The maximum and minimum offering of the private placement are expected to be $15,000,000 and $6,000,000, respectively. As of the date of this report, the offering memorandum and subscription agreement have not been finalized and the offering price is still to be determined. The deferred offering cost in the amount of $12,500 and legal service fee payable in the amount of $6,500 have been included in the balance sheet.

The Company has received verbal agreement from all of its current holders of the Company's promissory notes that the notes, totaling $432,000, will be converted to common stock of the Company with a conversion price preliminarily set at $11.00 per share. The Company is in the process of preparing the debt conversion documents.

                                  SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 26, 1999             ASPAC COMMUNICATIONS, INC.


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

Signature                     Title                    Date
---------                     -----                    ----

/s/ Liancheng Ji              Director                 August 26, 1999
----------------
    Liancheng Ji