Form 10KSB40
period 1999-09-30
ASPAC COMMUNCATIONS INC
filed 2000-03-17
CIK 1048172

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                  FORM 10-KSB

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                       OR

(   )  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO


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
          (State or Other Jurisdiction of         I.R.S. EmployerIdentification Number
          Incorporation or Organization)

                      2049 Century Park East, Suite 1200
                         Los Angeles, California 90067
               -------------------------------------------------
          (Address of Principal Executive Offices including Zip Code)


        310/712-3288(Registrant's telephone number, including Area Code)

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

The issuer's revenues for the fiscal year ended September 30, 1999 were zero. Aggregate market value of voting stock held by non-affiliates of the registrant at September 30, 1999: Currently there is no public market for these securities.

Number of shares of common stock outstanding at September 30, 1999: Common Stock - 20,312,014


   Except for the historical information contained herein, the matters discussed in this Report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental, international and technological factors affecting the Company's revenues, joint ventures, operations, markets and prices, and other factors discussed in this Report.

                                    PART  I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     The Company is a Delaware corporation headquartered in Los Angeles, California. The Company is a development stage company organized to develop, finance, and invest in telecommunication and Internet related projects primarily in the People's Republic of China ("PRC" or "China"). The Company was incorporated in 1994 in the State of Delaware and started limited operation in September 1997. After conducting numerous feasibility studies in the past two years, including regional telephone and wireless communications projects, the Company has set its focus on Internet Service Provider ("ISP") and Internet e-commerce projects in China. The tremendous market potential of the Internet market in China, the relatively wide open competitive landscape, and the pacesetting experience from the U.S. Internet market are the fundamentals for the Company's renewed focus. The Company intends to establish a joint venture to develop a wireless broadband Internet access network in the PRC in cooperation with established ISPs and authorized Internet network operators in the PRC. In connection with this business plan, on December 31, 1999, the Company entered into a Sino-Foreign Joint Venture Contract (the "JV Contract") with China Education and Research Network Center ("CERNET") and Beijing Sino-Tech Science and Technology Development Center ("Sino-Tech"), and a Cooperation Agreement with CERNET and Sino-Tech to develop a wireless broadband Internet access network and related value-added services. See "Current Operations - Joint Venture with CERNET and Sino-Tech". Under the JV Contract, the Company will hold 70% equity interest of the joint venture (the "Joint Venture") while CERNET and Sino-Tech will hold 20% and 10%, respectively.

China Internet Market

     The Company has set its business focus to capitalize on the growth of the Chinese Internet market, which is among the world's fastest growing and most under-penetrated Internet markets. Due to the importance of a well-developed information and communications infrastructure to China's continuing economic development, the PRC government has targeted communications network development as a high priority in the country's economic reform program. It is expected that by the end year 2000, China's Internet users will grow to 22 million, a 200% increase from 1999.

     The Internet was first introduced to China at the end of 1995. While the industry is growing rapidly, it is still in an early stage of development. Currently, there are five established national ISPs, namely CHINANET, Golden Bridge Information Network ("GBNET"), and China Science and Technology Network ("CSTNET"), CERNET and the newly formed UNINET. CHINANET and GBNET are under the direct supervision of the Ministry of Information Industry. CSTNET is administered by the Ministry of Science and Technology to promote Internet usage by scientific research institutes. CERNET is under the supervision of the Ministry of Education with a mandate to link all schools and universities in China. By the end of 1999, the number of China's Internet users has reached 8 million, a 280% increase from 1998. CHINANET and GBNET have about 5 million combined subscribers at the end of 1999, with CHINANET being the larger of the two. CERNET is the second largest ISP in China with about 2 million users at the end of 1999. CSTNET is limited in network geographic coverage and consumer presence. UNINET is a division recently formed by China United Telecommunication Corporation, known as China Unicom, to aim for the national ISP market. So far, the activities of UNINET are in the formation stage. Presently, only these five national ISPs are licensed for direct international connections. As a result, they are the only gateway to China for global Internet links. In addition to the five national ISPs, there are also about 200 small and local ISPs throughout China.

      Although Chinese regulation currently prohibit direct foreign operation of communications networks, including ISP networks, the regulatory environment has shown recent indications of continuing a policy of partial deregulation. Pending China's successful entry into the World Trade Organization (the "WTO"), the Chinese government has announced its intension to permit of up to 50% of direct foreign ownership in the operation of communications networks. While there can be no assurance that this policy and other deregulation policy will be legally effective, the Company believes that it is well-positioned to benefit from such deregulation, if such deregulation were to occur in the future.

Current Operations

      The Company has entered into a JV Contract and certain other contracts concerning the establishment of the joint venture in the PRC to develop a wireless broadband Internet access network and related value-added service. The Company has also begun discussions regarding the usage right of certain frequency channels to be used in the joint venture. The agreements relating to the Joint Venture in the PRC are subject to the fulfillment of significant conditions, including the completion of substantial financing and the receipt of approvals and permits from PRC governmental agencies, there can be no assurances that the Company will ever be able to implement its business plan. The discussions regarding certain frequency usage rights are in a preliminary stage and there is no assurance that the Company will finalize these discussions or that agreements will be reached or conducted on any favorable terms to the Company.

Joint Venture with CERNET and Sino-Tech.

      On January 5, 1999, the Company signed a Letter of Intent with China Education and Research Network ("CERNET"), and Beijing Sino-Tech Science and Technology Development Center (formerly under the translated name "Beijing Xintaike Technology Development Center") to cooperate and provide satellite and fiber optic long distance backbone connections to the CERNET network. This Letter of Intent was superseded by the Cooperation Agreement executed by the Company, CERNET and Sino-Tech on March 29, 1999.

      On March 29, 1999, the Company executed a Cooperation Agreement with CERNET and Sino-Tech to cooperatively and jointly invest to provide services for a nationwide Internet access and service network and its communication lines infrastructure in the PRC. This Cooperation Agreement was superseded by the Sino-Foreign Joint Venture Contract executed by the three parties on December 31, 1999.

      On December 31, 1999, the Company executed a Cooperation Joint Venture Contract (the "JV Contract") and certain peripheral agreement with CERNET and Sino-Tech to set up a Joint Venture to engage in the developing of a wireless Internet access network and related value-added services in the PRC. The total registered capital of the Joint Venture is $5,000,000, in which the Company will contribute $3.5 million in exchange for 70% of the Joint Venture's equity. CERNET and Sino-Tech will contribute $1 million and $0.5 million in exchange for 20% and 10% of the Joint Venture's equity, respectively. The registered capital will be used for the Joint Venture's initial equipment purchase, software and portal development, and working capital. The Joint Venture intends to raise addition capital in the future through local or overseas financing for further business expansion. In the JV Contract and its peripheral agreements, the Company agrees to provide assistance in the joint venture's future fundraising while CERNET and Sino-Tech agree to provide technical support, advice on PRC legal and regulatory issues, an international link of 5Mbps in bandwidth, etc. to the Joint Venture.

     CERNET is one of the five ISPs in China that are licensed for inter-provincial and international connections. Established in 1994, it was founded by the prestigious Tsinghua University and nine other major universities under the direct supervision of the Ministry of Education. It is a not-for-profit organization with a mandate to link all universities and schools in China. The founders of CERNET are widely respected as pioneers of the Internet in China. Presently, CERNET has deployed a nationwide TCP/IP network utilizing frame relay and E-1 satellite links for its backbone. The network consists of 7 regional nodes and 438 Point-of-Presence (POPs) geographically dispersed among 70 major metropolitan areas and cities throughout China. This network is controlled and monitored around the clock by a fault-tolerant IBM computer system with 27 parallel processors. It is presently providing ISP services for over 500 universities and research institutes. By the end of 1999, CERNET has two (2) million users, primarily students and faculty members. Due to its close ties to the science and technology communities in China, many globally prominent high-tech companies have engaged CERNET in the form of technology alliances or other licensing agreements. These companies include IBM, CISCO, Nortel Networks, SUN Micro, 3Com, etc.

     The other Joint Venture partner, Sino-Tech, is a private corporation founded and under the auspices of the State Planning Commission of China. It provides high-tech consulting services for the commercialization of advanced research and development projects among various industrial and high-tech agencies. Since its establishment in 1995, Sino-Tech has successfully entered into multiple joint ventures with leading hi-tech companies.

Discussions Concerning Certain Frequency Usage Rights.

     The Company is currently under discussion with certain Chinese entities for usage right of certain frequency channels to be used in the Company and the Joint Venture's wireless Internet access project. The frequency channels under discussion consist of a minimum of 24Mhz in bandwidth in the 1.9Ghz to 3.6Ghz range. The Company anticipates that a definitive agreement will be reached with the parties by June 2000.

Joint Venture with China United Telecommunications Corporation ("China Unicom").

     The Company, after conducting numerous feasibility studies during the past two years, has concluded to set its focus on wireless broadband Internet Service Provider ("ISP") and Internet e-commerce project in the PRC, and as a result, has put on hold its discussions with China United Telecommunications Corporation, Hebei Branch ("Hebei Unicom") located in Shijiazhuang, Hebei Province, China of possible participation in the construction and development of wire-line and wireless telephone networks in Hebei Province in the China.

Joint Venture with Beijing Chinsi Electronic Co. Ltd.

     Due to the ongoing discussions on the joint venture with CERNET and Sino-Tech to develop a wireless broadband ISP network and related value-added services, See "Current Operation - Joint Venture with CERNET and Sino-Tech, the Preliminary Cooperation Agreement with Beijing Chinsi Electronic Technology Co., Ltd. (formerly under the translated name of Beijing Chinsi Electronic Co., Ltd. or Beijing Change Electronic Co., Ltd.) dated September 30, 1998, was rescinded on March 19, 1999.

Pending Merger with IDN Telecom, Inc., a California Telecommunications Company.

     On November 9, 1998, the Company executed a Agreement and Plan of Reorganization (the "Agreement") with IDN Telecom, Inc. ("IDN"), a California corporation. The effective date of the Agreement was November 12, 1998 and the closing date of the Agreement was March 31, 1999, which could be accelerated or extended with both parties' consents. If due diligence was completed to the Company's satisfaction, the Company agreed to issue, upon closing of the Agreement, 20,030,000 shares of common stock of the Company to IDN's current shareholders in exchange for 100 percent of IDN's common stocks outstanding.

     After a careful due diligence review and analysis of IDN's representations and financial information, the Company decided on February 11, 1999 to rescind the Agreement, effective immediately. The officers of the Company resigned as unpaid officers and advisors of IDN and from IDN's Board of Directors.

Set up of Beijing Liaison Office.

     To better facilitate negotiations and communications with the Joint Venture partners and other business contacts in China, the Company set up a Beijing Liaison Office on March 1, 1999. As of the date of this report, the Beijing Liaison Office employs 14 employees.

Business Plan

     The objective of the Company is to become a recognized leader by supplying innovative, value-added Internet interactive communication and on-line services to the general consumer and corporate markets in the Far East, including China. To meet this objective, the Company, along with the joint venture, plans to deploy Multichannel Multipoint Distribution System ("MMDS") technology that will deliver wireless broadband digital transmission for the "last mile" access to customers.

     MMDS Technology.  MMDS technology was originally utilized by the wireless
     ---------------
cable industry in the U.S. for the broadcast of television and pay-per-view programs. As a result of major pushes by long-distance telephone carriers to access the last mile without the incumbent local carriers, the FCC approved the use of this technology for two-way data transmission and high-speed Internet connection in early 1999.

     A typical MMDS system consists of a headend station communicating to end users. Digital data transmission is within a frequency spectrum of 2.5-2.7 GHz which is typically partitioned in 6 MHz intervals for about 33 discrete channels in the United States. A frequency spectrum of 3.4Ghz to 3.6Ghz has been tentatively assigned by the Chinese government for the MMDS digital data transmission. Typically, a single MMDS channel of 6Mhz will support a data transfer rate of 25-40 Mbps for downstream data; however, sectorization and orthogonal polarization techniques can increase the system throughput several folds. As a result of this tremendous bandwidth, applications such as high-speed Internet connections, voice over IP, video conferencing, and audio/video Webcasting, etc. can be offered to business and consumers effectively and cost competitively. On the subscriber end, each transverter and associated wireless cable modem can be installed as a localized "hub" which connects to a local area network (LAN) so that a single system can service a large number of users within a building. Therefore, the installation cost per subscriber can be driven down to a competitive level similar to the current PC modems.

     Each MMDS system can transmit data in a prescribed radius (typically 35 miles) determined by the broadcast power output levels. The deployment of a headend station involves the installation of a headend transverter with associated wireless cable modem/router equipment and antenna. This headend, serving as a "wireless POP", is usually situated on a tower located either on top of a high-rise building or a visible mountain top, since direct line-of-sight is critical for microwave transmission. For "shadow areas" where line-of-sight is obstructed, a MMDS repeater can be utilized to extend the geographical coverage. MMDS has been reliably deployed by the wireless cable industry during the past few years. Under conditions of extremely heavy rain and fog where MMDS microwave signal may be subject to absorption effects, additional power output for the transmitter can usually compensate for such signal degradation.

     The Company believes this technology is particularly well suited for China where the "last mile" access to customers is the biggest challenge for any communication service. Getting a telephone line to the end user is still a costly and time consuming experience, such that a 3 to 6-month waiting period is still common. MMDS eliminates the need for this local telephone hook-up to access the Internet by bypassing any requirements to rely on telephone connections. This represents significant savings to customers who currently have to pay telephone charges on top of Internet access fees.

     In addition, compared to conventional landline networks which require a significant amount of labor and capital investments in cables and trenching, the MMDS system is inexpensive, easier to install, takes less time to deploy, and poses minimal disruption to the community. The infrastructure payback and revenue realization can be immediate due to its rapid deployment and scaleable system architecture with service coverage flexibly expanded based on customer demands. In densely populated areas, which is very common in China, high-speed transmission can be distributed conveniently and through the use of inexpensive LANs among each group of buildings to achieve efficient "last mile" access to customers. CERNET has been using digital wireless technology for about two years. The accumulated experience will be fully applicable for the deployment of MMDS technology. Overall, the Company believes that MMDS technology could provide cost efficient broadband access for business and consumers in underdeveloped markets such as China.

     Portal and E-Commerce.  In addition to the wireless broadband strategy, the
     ----------------------
Company and the joint venture also plan to launch portal and e-commerce Web sites. The goal is take full advantage of its MMDS broadband network to add a new dimension to the Web content. It is the Company's intention to feature services such as distance learning, academic advancement, career development, financial gains, and personal networking, and other multimedia features on its Web sites.

     Acquisition of Existing Telecommunications Systems and Purchases of
     -------------------------------------------------------------------
Equipment.  In addition to constructing or developing its own Internet systems
---------
by itself or in joint venture with others, the Company may acquire existing Internet systems. It is possible that the consideration paid for the acquisition of existing Internet systems, if any such acquisitions are made of which there can be no assurance, and/or the purchase of telecommunications and Internet equipment, if any such purchases are made of which there can be no assurance, or the payment for services of technicians, professionals or employees, if any such services are used of which there can be no assurance, may consist in whole or in part of the Company's Common Stock, although the Company may also use cash and/or debt. If the Company were to issue substantial additional securities for acquisitions, such issuance may dilute the value of the shares currently held by shareholders and might have an adverse effect on any trading market that may develop in the Company's securities in the future. If the Company were to incur indebtedness that substantially changed the capital structure of the Company, the Company's shareholders would most likely be exposed to a greater risk of loss of their investment in the Company.

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

     Business Environment for Operations.  The Company believes that the Far
     -----------------------------------
East, including Hong Kong and China, has a vigorous economy. Foreign investment in the Far East has grown considerably in the last 10 years. China has allowed the establishment of foreign private enterprise and has encouraged development of China as a manufacturing and business center. However, China remains a Communist country with tight governmental controls. There can be no assurance of the government's continued encouragement or permission of private investment in China. Nor can there be any assurance as to continued ownership of businesses by foreign entities in China.


Effects Of Government Regulations On The Business

     The Company's proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the limited operating history. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business and the competitive environment in which the Company will operate. No assurance can be given that the operations of the Company will result in any revenues or that the Company will be profitable.

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

     Political and Economic Matters. The business, prospects, and results of the
     ------------------------------
Company's operations may be adversely affected by significant political, economic, and social developments in the Peoples Republic of China ("China" or the "PRC"). Since 1978, the PRC has changed gradually from a centrally planned economy into a more market-oriented, socialist economy. Sino-foreign joint ventures provide a critical impetus for these changes and pose a challenge to the state-owned sector. There have been calls to place more focus on the state sector, but at present the government is continuing to extend incentives such as duty-free capital equipment imports and beneficial tax policies to Sino-foreign joint ventures.

     State planning remains an important characteristic of China's macro economy. The government continues to influence the economy by implementing five-year plans that outline economic and production goals for the country. Since many reforms are experimental in nature and are subject to adjustments or refinements, there may be adverse effects on the Company's development from such reforms or any repeal of such reforms. Also, a political response to any social disruption may affect the Company's operating results.

     In recent years, the PRC has enjoyed rapid economic growth, but growth rates have not been uniform. In May 1993, in an effort to control inflation and achieve coordinated economic development, the government adopted macro economic policies designed to tighten money supply and restrain growth. China imposed restrictions on lending and fixed asset investments, and raised interest rates on bank loans and deposits. More recently, deflation has replaced inflation.
In order to stimulate the economy, the government cut interest rates once in 1996, twice in 1997, and twice in 1998. While current State economic policy provides a favorable environment for business activity, an overheating or slowdown in the economy could provoke government measures that may have a negative impact on the Company's performance.

     The success of the Company's Internet venture in China is also subject to the effects of the political relationship between the PRC and the United States. As indicated by continuing disputes about Taiwan and the recent accidental bombing of the Chinese embassy in Belgrade, this relationship is fragile and subject to changes caused by events beyond the control of the Company. Any change or deterioration of the relationship between China and the United States could have a material adverse effect upon the Company and its financial condition.

     Legal System. The Chinese legal system is a civil law system based on
     ------------
written statutes. Unlike the common law system in the United States, decided legal cases in the PRC have little value as precedents. Furthermore, the PRC does not have a well-developed body of laws governing foreign enterprises. The Chinese government has not published definitive regulations or policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns. Statements regarding these evolving policies have been conflicting, and any such policies, as administered, are likely to be the subject of broad interpretation and modification, perhaps on a case-by-case basis. As the legal system in the PRC develops with respect to such new forms of enterprise, foreign investors may be adversely affected by new laws, changes in existing laws (or interpretation thereof) and the preemption of provincial or local laws by national laws. The Company's operations in China, if any are developed of which there can be no assurance, will be subject to administrative review and approval by various national and local agencies of the PRC government. It is the Management's intention to comply with applicable administrative requirements; however, there is no assurance that the Company will be able to timely obtain the necessary administrative approvals for any projects that it determines to develop.

     Inflation/Economic Policies.  In recent years, the Chinese economy has
     ---------------------------
experienced periods of rapid growth and high rates of inflation, which have, from time to time, led to the adoption by the PRC government of various corrective measures designed to regulate growth and contain inflation. In 1995, China's overall inflation rate was estimated to be 14.8%, compared to 21.4% in 1994 and 13.2% in 1993. High inflation has in the past and may in the future cause the PRC government to impose controls on prices, or to take other action which could inhibit economic activity in China, which in turn could affect the Company's development or operations.

     Foreign Currency Exchange.  The Renminbi ("RMB"), the official currency of
     -------------------------
the PRC, is not freely convertible and strong control is maintained by the State over foreign currency reserves. Currently, the RMB is convertible only under the current account, permitting transactions such as trade and profit repatriation, but investment and speculative currency trading is not possible due to strict control over the capital account.

     Approval for foreign exchange at the exchange center is granted to enterprises in China for valid reasons such as purchases of imported goods and remittance of earnings. While conversion of RMB into dollars or other foreign currencies can generally be effected at the exchange center, there is no guarantee that it can be effected at all times. There is still uncertainty as to how foreign enterprises will be treated under this new system or whether the system will be changed again in the future. In the event of shortages of foreign currency, the Company may be unable to convert sufficient RMB into foreign currency to enable it to comply with foreign currency payment obligations the Company may have.

     On January 1, 1994, the People's Bank of China introduced a managed floating exchange rate system based on market supply and demand and proposed to establish a unified foreign exchange inter-bank market among designated banks. Since then, the RMB to U.S. Dollar exchange rate has been stable and, despite the recent devaluation of regional currencies, the PRC Government continues to reiterate its intention not to devalue the RMB. There can be no certainty, however, that exchange rates will not become volatile or that the RMB will not depreciate against the U.S. Dollar. Exchange rate fluctuations and/or RMB devaluation may adversely affect the Company's financial performance and may have an adverse effect on the value, translated into U.S. Dollars, of the Company's fixed assets and earnings.

     PRC Regulation of the Telecommunications Industry. While no comprehensive
     -------------------------------------------------
law governing the telecommunications industry exists, the Ministry of Information Industries (the "MII") regulates the telecommunications industry, including the Internet industry, in China. The MII regulates entry into the telecommunications industry, the scope of permissible business, interconnection and transmission line arrangements, technology and equipment standards, and other aspects of China's telecommunications industry. Such regulation may limit the Company's flexibility to respond to certain development opportunities. In addition, changes in the regulations or policies governing such regulatory framework could have an adverse effect on the Company. The Company may have to obtain certain licenses from the MII in order to commence its proposed business. There is no assurance that it will be able to obtain such licenses, or if obtained, that they will not be untimely revoked or suspended. The rates that the Company will be permitted to charge for telecommunications services, if any are developed, may be subject to regulation by the State Planning Commission, the MII, and relevant Provincial Price Bureaus. Once authorized by such regulatory agencies, there can be no assurance that changes in the tariffs and rates would not have a material adverse effect on any Company business and results of operations, if any had been developed.

      Chinese Restrictions on Foreign Joint Ventures.  On September 1, 1993, the
      ----------------------------------------------
MPT (the MII's predecessor) promulgated the "Interim Regulations on Approving and Administrating the Operation of Liberalized Telecommunication Services" (the "Interim Regulations") which specify that foreign parties, including Sino-Foreign joint ventures (SFJV") may not invest in, own or participate in operating telecommunications system in China. While foreign investment, ownership and operation of telecommunications in China is prohibited, there is no prohibition on foreign investment enterprises participating in building, transferring ownership of, maintaining and servicing telecommunications networks
in China (referred to as "BTSM").   BTSM is an acceptable method of a foreign
company participating in the Chinese telecommunications network. The joint venture transactions currently being negotiated by the Company fall within the BTSM model. However such transactions will need approval by the Chinese government. Management believes that such approval will be obtained without difficulty but there can be no assurance that the Chinese government will not revise its position on the BTSM joint venture model and refuse approval. Such refusal would severely restrict the Company's ability to enter into joint ventures in China.

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


Competition

     Success of Plan of Operations and Shareholder Information Dependent on
     ----------------------------------------------------------------------
Management.  The ability of the Company to successfully effect its business
----------
objectives and to develop, construct, manage and acquire Internet networks will be largely dependent upon the efforts of its Management including Mr. Marc F. Mayeres, President of the Company and Liancheng Ji, a director of the Company. As the Company anticipates operations in China and elsewhere in the Far East, shareholders may have difficulty in obtaining information from sources other than the Company, including foreign local or national government agencies, about the Company's activities and development of its projects in China or such other countries in the Far East. Shareholders will be dependent upon Management for reports of the Company's development and activities and expenditure of proceeds. The Company has entered into an employment agreement with Mr. Mayeres. The Company has not obtained any "key man" life insurance on the lives of any of its officers or the director. The loss of the services of the key executives or director could have a material adverse effect on the Company's ability to successfully achieve its business objectives. The officers of the Company will work full time on the development and operations of the Company. Mr. Liancheng Ji will devote such time as a director as reasonably necessary to assist the Company in developing its telecommunications systems and Internet network in China and elsewhere in the Far East.

     Limited Telecommunications Industry Experience.  The Company's Management
     ----------------------------------------------
has limited experience in owning, constructing, developing or managing Internet systems. Although the Company plans to hire consultants, and professional operating technicians and specialists, there can be no assurance that these professionals will be available on terms acceptable to the Company.

     In order to supplement the business experience of Management, the Company may employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors in China, the Far East or the United States. Furthermore, it is anticipated that such persons may be engaged by the Company on an independent basis without a continuing fiduciary or other obligation to the Company. As of the date hereof, the Company has entered into agreements with two consultants to recommend to the Company applicable telecommunications technologies and to assist the Company in locating joint venture partners. See "ITEM 10. EXECUTIVE COMPENSATION"

     Possible Need for Additional Financing to Commence or Continue Operations.
     -------------------------------------------------------------------------
The Company will be limited in implementing its business plan for the development, construction, and management of the Chinese Internet joint venture, and will likely need to obtain additional funds in order to fully develop this project. The Company may seek additional sources of capital, including an offering of its equity securities, an offering of debt securities, or obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to a debt allowance. As of the date of this Memorandum, the Company has obtained a verbal agreement and understanding from one of its shareholders, Finhorn Enterprises Limited, that such shareholder will financially assist the Company through loans or stock purchases or securing third-party financing for the Company. At the same time, the Company may also seek funds in the form of lines of credit and/or equity and debt offerings to third parties as well as its existing shareholders to finance its operations and capital requirement for its prospective joint venturers. There can be no assurances that any sources of financing will be available from existing shareholders or sources external to the Company on terms favorable to the Company or at all.

     The Ministry of Posts and Telecommunications and Government Regulation.
     ----------------------------------------------------------------------
The PRC has developed its Ninth Five-Year Plan in which development of the telecommunications industry in China will continue to be a high priority for the government. The Five-Year Plan's goal is to double, by the year 2000, China's telecommunications capacity and business volume from that of 1995. The MPT System has primary responsibility for implementing the plan in regard to the telecommunications industry. The MPT System has historically regulated all public telecommunications services in China. The MPT directly or indirectly regulates entry into the telecommunications industry, scope of permissible business, interconnection and transmission line arrangements, technology and equipment standards, and other aspects of the Chinese telecommunications industry, including the Internet industry. The Company believes that such emphasis on growth of the telecommunications industry, coupled with Management's familiarity with working with the MPT, will facilitate the obtaining of support for development of the Company's operations from the MPT.

     Computer Systems Redesigned for Year 2000.  Many existing computer programs
     -----------------------------------------
use only two digits to identify a year in such program's date field. These programs were designed and developed without consideration of the impact of the change in the century for which four digits will be required to accurately report the date. If not corrected, many computer applications could fail or create erroneous results by or following the year 2000 (the "Year 2000 problem"). Many of the computer programs containing such date language problems have been corrected by the companies or governments operating such programs. In acquiring any existing telecommunication system or Internet network, the Company will consider the existence of a date language problem and the costs to correct such problem as one of the factors in determining whether such acquisition would be appropriate. Management does not know what steps, if any, have been taken by the governments in the countries in the Far East, particularly China, to correct or address such date language problem or if any such steps are required. Many foreign countries, including China, have not disclosed their anticipated Year 2000 problems nor any steps to correct such problems. It is impossible to predict what the severity or scope of the date language problem will be in such countries or what technology will be available at that time to correct such problems. The Company anticipates that it will be leasing some telecommunication equipment, including switching stations, landlines, etc., from the PRC and interconnecting with the telecommunications systems now operated by the PRC and that any failure of the PRC's computer systems or telecommunication delivery systems due to such computer date language problem could have a severe impact on any operations of the Company that have been developed. Management does not believe that either IDN Telecom, Inc. or Hebei Unicom, Inc., the companies with which the Company is in discussions for possible business transactions, have assessed the Year 2000 problem nor implemented any remedial measures. Such failure to address the Year 2000 problem could have severe consequences on the business operations of those companies.

Employees

     As of September 30, 1999, the Company has 16 full time employees, 2 of whom are employed in the Los Angeles office and 14 are employed in the Beijing Liaison Office. Several management candidates have agreed to joint he Company, its Beijing Liaison office, Board of Directors of the Company, and the joint venture pending successful conclusion of the employment or engagement agreements.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company is qualified to do business in California and the United States offices of the Company are located at 2049 Century Park East, Suite 1200, Los Angeles, California 90067. The Company has entered into a lease agreement with Barrister Executive Suites, Inc., an unaffiliated office-suite rental company, for its office suite at a rent of $1,755 per month which includes access to conference room facilities shared with other business tenants. The lease with Barrister Executive Suite will terminate on March 31, 2000. The Company is intends to lease an office space of 2,400 square feet located in Torrance, California after the termination of the current lease.

ITEM 3.  LEGAL PROCEEDINGS

    The Company's management is not aware of any litigation pending or threatened by or against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.


                                    PART  II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCK HOLDER MATERS

    (a) Market Information. There is currently no trading market for the Company's Common Stock and there has been no trading market to date. The Company has retained Corporate Relations & Management, Inc., Salt Lake City, Utah, as a consultant to manage the Company's interface with the brokerage community and to assist and advise the Company on its application to the NASD OTC Bulletin Board.

    As of January 19, 2000, the authorized capital stock of the Company consisted of 100,000,000 shares of common stock, par value $0.0001 per share (the "Common Stock") and 20,000,000 shares of preferred stock, par value $0.0001 per share (the "Preferred Stock"). As of January 19, 2000, there were issued and outstanding 20,312,014 shares of Common Stock. 18,257,014 shares of the Common Stock were issued pursuant to Rule 144 of the General Rules and Regulations of the Securities and Exchange Commission (the "Rules"), 2,000,000 shares of the Common Stock were issued pursuant to Rule 701 of the Rules, and 55,000 shares were issued pursuant to a registration statement on Form S-8.

    The Company is currently offering for sale a minimum of 3,000 units (the "Units") and a maximum of 4,000 Units at a purchase price of $1,500 per Unit for proceeds of a minimum $4,500,000 and a maximum $6,000,000 (the "Offering") pursuant to Regulation D, Rule 506 under the Securities Act of 1933, as amended (the "1933 Act"). Each Unit consists of 1,000 shares of the Company's common stock, $0.0001 par value per share. The sales price of the Units has been arbitrarily determined by the Company and does not necessarily bear any relationship to the Company's book value, assets, past operating results, financial condition, generally accepted accounting principles, or any other established criteria of value.

    As of the date of this report, the Company has received subscription of 3,000 Units from various accredited investors and the full subscription price of $4,500,000 has been deposited to the escrow account managed independently of the Company. Pursuant to the escrow instruction, $1,000,000 has been released to the Company upon the execution of the JV Contract with CERNET and Sino-Tech.
The balance of the funds held in escrow account will be released to the Company upon receipt by the Company or the joint venture of the usage rights of certain MMDS wireless frequency channels in China.

    237,014 shares of the Company's common stock have been issued in connection with the investment in the Offering following the escrow's first release of the $1,000,000 to the Company. The balance of the invested shares will be issued after the full release of funds from the escrow to the Company.

    (b)   Holders.  There are 61 holders of the Company's Common Stock

    (c) Dividends. The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM 6.   PLAN OF OPERATION

      The disclosure herein contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's strategy, planned operations, financial performance, and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" below.

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

          Since the Company started its operation of September 26, 1997, the Company devotes substantially all of its efforts to developing joint ventures to establish telecommunications and Internet networks and organizational activities. To date, no revenues were generated from operation, and there is no guarantee the Company will ever achieve profitable operation.

     During the years ended September 30, 1999 and September 30, 1998, the Company received net cash of $425,066 and $267,745 from its financing activities, respectively. The sources of these amounts were from (i) the receipt of shareholder and officer loans and advances of $313,120 and $190,000 during the years ended September 30, 1999 and 1998, respectively; (ii) withdrawal of $111,946 from a line of credit during the year ended September 30, 1999; (iii) the sale of $89,900 in Common Stock during the years ended September 30, 1998; and (iv) repayment of shareholder and officer advances in the amount of $12,155 during the year ended September 30, 1998.

      The Company is currently offering a maximum of $6,000,000 and a minimum of $4,500,000 of common stocks through a private placement (the "Offering") pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "1933 Act"). The Offering consists of a minimum of 3,000 units and a maximum of 4,000 units of securities of the Company (the "Units"), at a purchase price per Unit of $1,500. Each Unit consists of 1,000 shares of the Company's common stock, $0.0001 par value per share (the "Common Stock").
As of the date of this report, 3,000 Units has been subscribed and the full subscription price of $4,500,000 has been deposited to the escrow account until such time as certain escrow release milestones occur. As of the date of this report, $1,000,000 has been released to the Company pursuant to the escrow instruction after the Company's signing of the Joint Venture Contract with CERNET and Sino-Tech on December 31, 1999. The balance of the fund held in such escrow account shall be released to the Company upon the receipt by the Company or the Joint Venture of the usage rights of certain MMDS wireless frequency channels in China. Should the Joint Venture fail to obtain the usage rights of MMDS wireless frequency channels as needed no later than six (6) months from the date of the execution of the Joint Venture Agreement ("Escrow Deadline") (and unless extended by the Company), the escrow shall be closed and the balance of the funds held in the escrow account at such time shall be distributed to investors in the Offering on a pro-ratio basis based on the amount of investment from each individual investor. The Escrow Deadline may be extended for an additional six (6) months from the Escrow Deadline with the approval of a majority vote of the investors contributing to the escrow through the Offering at the time of close of escrow. This Offering will terminate upon the earliest of: (i) acceptance by the Company of subscriptions for the entire Offering amount and receipt of the proceeds by the Company, (ii) termination of the Offering by management in its discretion, or (iii) March 31, 2000 unless extended by management, but in no case beyond June 30, 2000.

      In November 1999, the Company received $12,000 in loans from an individual in the form of a promissory note dated November 1, 1999. The note is established for a term of one year, can be prepaid or extended, and bears interest at 5% per annum. If the note is extended past the maturity date, the interest rate will increase to 7% per annum.

      In January 2000, all holders of the Company's notes payable agreed to surrender the notes for conversion of the principal and the accrued interest in the total amount of $563,890.05 into shares of the Company's common stock at an exchange rate of $11.00 per share of common stock.

     The Company currently has a commitment to invest $3.5 million pursuant to the Joint Venture Contract it entered with CERNET and Sino-Tech, dated December 31, 1999, in exchange of 70% of the equity in the Joint Venture. The Company will continue to evaluate possible acquisitions of or investments in businesses, products, and technologies that are complimentary to those of the Company, which may require the use of cash. The Company believes that existing cash, investments and borrowings available under its credit facilities will be sufficient for at least the next 9 months; however, the Company may sell additional equity or debt securities or seek additional credit facilities if it believes such actions would be a better way to fund acquisition-related or other costs. Sales of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. The Company may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of the service offered by the Company and its Joint venture and competing technological and market developments. See the Risk Factor "Possible Need for Additional Financing to Commence or Continue Operation."

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


ITEM 7.  FINANCIAL STATEMENTS

  The financial statements required by this item 7 are attached hereto as "Exhibit (a) (1)" and incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

                                   PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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


NAME                    AGE        POSITION
-------------------------------------------------
  Marc F. Mayeres        58   President

  Amy Ming Zhang         28   Corporate Secretary

  Liancheng Ji           60   Director

     Marc F. Mayeres, 58, has served as President of the Company since November, 1997 and was elected as the Chairman and the Acting CFO on January, 2000. Mr. Mayeres has over 35 years of experience in senior financial management for various multinational corporations, including The Quaker Oats Company and Whirlpool Corporation, etc. During his tenure, he was responsible for financial management, strategic planning, project management, mergers and acquisitions, and global funding strategies. Immediately prior to joining ASPAC in 1997, he was CFO of Thomsen Putzmeister, a subsidiary of German conglomerate Putzmeister Werk AG. Mr. Mayeres has dual Bachelor degrees in Accounting and Chemistry obtained in Belgium.

     Amy Ming Zhang, 28, serves as Secretary of the Company since September 1997. Ms. Zhang is an expert in the regulations, opportunities, and the current status of the telecommunication industry of China. In her current capacity and prior position as an executive of America Catch, Inc., a subsidiary of Beijing Catch Telecommunications Group, she has reviewed and overseen the feasibility studies for scores of Chinese telecommunications investment projects. She received her BA degree in Accounting from the University of Kentucky in 1994.

     Liancheng Ji, 60, serves as a Director of the Company. Since 1994, Mr. Ji holds various senior position in China Unicom, the second largest telecommunications provider in China, including Vice President of Paging Division, Senior Engineer and Vice President of Hebei Branch, President of Beijing Branch. From 1990 to 1994, Mr. Ji was the Vice President of Beijing Catch Telecommunication Group, a well-known wireless telecommunication service provider in China. From 1967 to 1989, Mr. Ji was the Senior Engineerand Senior Operating Officer of China Institute of Electronic System Engineering. Mr. Ji received his BS degree in Telecommunication Engineering from China Northwestern Electronic Engineering University.


ITEM 10.  EXECUTIVE COMPENSATION

     Officers and directors receive compensation as determined by the Company from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. The Secretary of the Company receives a salary of $3,500 per month but has agreed to defer payment of such if requested by the Company in order to minimize cash requirements. The salary of the President of the Company was agreed at $100,000 per year starting august, 1998 with $3,500 paid monthly and the balance deferred until 60 days after the Company begun public trading of its securities or at such other date as mutually agreed by both parties. The Company provides health insurance for its employees and officers. No officer of the Company receives a salary and/or bonus in excess of $100,000.

                                        SUMMARY COMPENSATION TABLE

                         ANNUAL COMPENSATION                LONG TERM COMPENSATION AWARDS
                     ---------------------------------  --------------------------------------
                                                              STOCK                   OPTIONS/
PRINCIPAL POSITION       YEAR    SALARY($)    BONUS($)    COMPENSATION(#)   AWARDS   SARS(#)

Marc F. Mayeres(1)       1998    49,600 (2)   7,000 (1)         --          --        --
President
                         1999    42,000 (2)     --           30,000 (3)     --        --

(1) Mr. Mayeres employment began on November 6, 1997 and he received a $7,000 signing bonus in exchange for 90 days of consulting services, paid $5,000 in 1997 and $2,000 in 1998. Commencing February, 1998, Mr. Mayeres receives $7,000 per month of which he has agreed to defer $3,500 per month.
(2)  See "Employment Agreements".
(3) On March 25, 1999, the Company issued 30,000 shares of its common stock to Mr. Mayeres and 25,000 shares of its common stock to Ms. Amy Zhang for recognition of their services performed and the expectation of continued services to the Company. Such shares were issued pursuant to a registration statement on Form S-8.

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

                     Name and Address                    Amount and Nature            Percentage of
Title of Class       of Beneficial Owner                 of Beneficial Owner          Class Owned (1)

Common           Finhorn Enterprises Limited (2)              12,320,000                 60.65%
Stock            c/o East Asia Corporate Services Limited
                 Columbus Centre Building
                 Wickhams Cay
                 PO Box 901
                 Road Town, Tortola, B.V.I.

Common           Serenadia Investment Limited (3)              4,000,000                 19.69%
Stock            c/o AMS Financial Services Limited
                 P.O. Box 116, Road Town, Tortola
                 British Virgin Islands

Common           Marc F. Mayeres, President                       30,000                  0.15%
Stock            30902 Clubhouse Drive, #44F
                 Laguna Niguel, California 92677

Common           Amy Ming Zhang, Secretary                        25,000                  0.12%
Stock            3701 Glendon Avenue
                 Los Angeles, California 90034



Common                Liancheng Ji, Director                -0-                         0%
Stock                 Building #2
                      Shizipuo Dongli
                      Dongcheng District
                      Beijing, China

Common                All Officers, Directors                55,000                  0.27%
Stock                 and Shareholders as a Group
                      (3 Persons)

________________
(1)  Based on 20,312,014 shares of common stock outstanding.
(2) A British Virgin Islands corporation engaged in investing in telecommunication networks and telecommunication-related companies. None of the officers of the Company nor its director or any other shareholder are affiliated with this company.
(3) A British Virgin Islands corporation engaged in researching and developing telecommunication equipment and investing in telecommunication networks. None of the officers of the Company nor its director or any other shareholder are affiliated with this company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    On October 2, 1997, Finhorn Enterprises Ltd., a shareholder of the Company, loaned the Company $60,000 repayable in 12 months at an annual interest rate of 5%. The loan is renewable upon the expiration of the one-year term for another year at a 7% annual interest rate. The Company anticipates that it will repay the loan from revenues generated from operations or, if no revenues have been generated from operations at such time that the loan is payable, then the Company will be required to locate alternate methods of financing including, possibly, debt or equity offerings of its securities. On October 2, 1998, the loan was extended for a one year period at a 7% annual interest rate. On October 1, 1999, the loan was further extended for an additional year at a 7% annual interest rate.

    On October 27, 1997, the Company borrowed an additional $100,000 from Finhorn Enterprises Limited on the same terms as the earlier loan. Proceeds from both loans, aggregating $160,000, are for the payment of expenses including legal fees, and initial working capital. On October 27, 1998, the loan was
extended for a one year period at a 7% annual interest rate.   On October 1,
1999, the loan was further extended for an additional year at a 7% annual interest rate.

    On June 1, 1998, August 1, 1998, November 1, 1998, and November 12, 1998, the Company borrowed $10,000, $21,000, $30,000 and $30,000, respectively, from Finhorn Enterprises Limited repayable in 12 months at an annual interest rate of 5% and renewable upon the expiration of the one-year term for another year at a 7% annual interest rate. The notes were extended on May 28, July 29, November 8, and November 8, 1999, respectively, for a one year period at a 7% annual interest rate.

    On September 15, 1998, the Company borrowed $9,000 from Amy Ming Zhang, the secretary of the Company, repayable in 12 months at an interest rate of 5% and renewable upon the expiration of the one-year term for another year at a 7% annual interest rate. The loan was extended for a one year period at a 7% annual interest rate on September 14, 1999.

    On January 6, 2000, the Company obtained written consent from all of its note holders to convert the notes payable in a total amount of $563,890.05, including principle and accrued interest, to common stock shares of the Company at a conversion price of $11 per share.

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

10.5*          Consulting Agreement with Li-Ping Wang

10.6*          Consulting Agreement with Lei He

10.7*           Preliminary Cooperation Agreement with Beijing Chinsi
               Electronic Co., Ltd.

10.8** Letter of Intent with China Education and Research Network and Bejing Xintaike Technology Development Center

10.9 Joint Venture Contract with China Education and Research Network Center and Beijing Sino-Tech Science & Technology Development Center

24.2*          Letter from Former Accountant

27             Financial Data Schedule
---------------

* Previously filed in Exhibits to Form 10-SB/A #1 filed with Securities and Exchange Commission on November 4, 1998 (file no. 000-24441) and incorporated herein by reference.

**   Previously filed as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the last quarter of the year covered by this report.

                         SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ASPAC COMMUNICATIONS, INC.


                         By: /s/ Marc F. Mayeres
                            --------------------
                            Marc F. Mayeres
                            President
                         Date:  January 28, 2000



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title               Date
---------                  -----               ----


/s/ Liancheng Ji           Director            January 28, 2000
----------------
  Liancheng Ji

                           ASPAC COMMUNICATIONS, INC.
                                 AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS
                                    --------



           F-1          -  INDEPENDENT AUDITORS' REPORT

           F-2          -  CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER
                           30, 1999

           F-3          -  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                           YEARS ENDED SEPTEMBER 30, 1999 AND 1998 AND
                           FOR THE PERIOD FROM SEPTEMBER 26, 1997
                           (INCEPTION) TO SEPTEMBER 30, 1999

           F-4          -  CONSOLIDATED STATEMENT OF CHANGES IN
                           STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM
                           SEPTEMBER 26, 1997 (INCEPTION) TO SEPTEMBER
                           30, 1999

    F-5 -  F-6          -  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                           YEARS ENDED SEPTEMBER 30, 1999 AND 1998 AND
                           FOR THE PERIOD FROM SEPTEMBER 26, 1997
                           (INCEPTION) TO SEPTEMBER 30, 1999

    F-7 -  F-25         -  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS
                           OF SEPTEMBER 30, 1999

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



To the Board of Directors of:
Aspac Communications, Inc.

We have audited the accompanying consolidated balance sheet of Aspac Communications, Inc. and Subsidiary (a Development Stage Company) as of September 30, 1999 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the two years ended September 30, 1999 and 1998 and for the period from September 26, 1997 (inception) to September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspac Communications, Inc. and Subsidiary as of September 30, 1999, and the results of their operations and their cash flows for the two years ended September 30, 1999 and 1998 and for the period from September 26, 1997 (inception) to September 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14, the Company has accumulated losses of $882,934 and a working capital deficiency of $851,910 at September 30, 1999 and anticipates recurring losses in connection with continuing expenses. Realization of certain assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                              WEINBERG & COMPANY, P.A.


Boca Raton, Florida
January 13, 2000

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1999
                              ------------------

                                                               ASSETS
                                                               ------
                                                              1999
                                                              ----

CURRENT ASSETS
 Cash                                                         $   7,005
 Prepaid expenses                                                 5,820
 Other receivable                                                   405

   TOTAL CURRENT ASSETS                                          13,230
                                                              ---------

PROPERTY AND EQUIPMENT                                           39,714
                                                              ---------

OTHER ASSETS
 Organization costs, net                                          1,755
 Deferred offering cost                                          12,500
 Other assets                                                    10,607
                                                              ---------

   TOTAL OTHER ASSETS                                            24,862
                                                              ---------

TOTAL ASSETS                                                  $  77,806
------------                                                  =========

                                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                    ----------------------------------------

CURRENT LIABILITIES
 Accounts payable and accrued expenses                        $  61,276
 Accrued salaries                                               128,798
 Advisory services agreement payable                             30,000
 Notes payable - related parties                                260,000
 Notes payable - unrelated parties                              255,000
 Loan payable - employee                                         18,120
 Line of credit                                                 111,946
                                                              ---------

   TOTAL CURRENT LIABILITIES                                    865,140
                                                              ---------

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $0.0001 par value
  20,000,000 shares authorized, none
  and outstanding                                                     -
 Common stock, $0.0001 par value,
  100,000,000 shares authorized,
  20,075,000 shares issued and
  outstanding                                                     2,008
 Additional paid-in capital                                      93,592
 Deficit accumulated during
  development stage                                            (882,934)
                                                              ---------

   TOTAL STOCKHOLDERS' DEFICIENCY                              (787,334)
                                                              ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
-----------------------------------
 DEFICIENCY                                                   $  77,806
-----------                                                   =========


          See accompanying notes to consolidated financial statements.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998
                  AND FOR THE PERIOD FROM SEPTEMBER 26, 1997
                       (INCEPTION) TO SEPTEMBER 30, 1999
                       ---------------------------------


                                                                     Sept. 26,1997
                                                                     (Inception) to
                                    1999                 1998        Sept. 30,1999
                              --------------        --------------   --------------

NET SALES                           $      -          $          -     $          -
                              --------------        --------------    -------------
OPERATING EXPENSES
 Salaries                            215,035               115,314          335,409
 Depreciation expense                  3,959                 2,510            6,587
 Amortization expense                    540                   405              945
 Consulting fees                      29,014                 2,000           31,014
 Lease expense                        64,030                19,820           85,600
 Legal and professional fees          45,296                31,209           76,505
 Travel and entertainment             36,755                 4,523           41,278
 General and administrative           69,843                42,797          117,409
                                 -----------           -----------      -----------

   Total Operating Expenses          464,472               218,578          694,747
                                 -----------           -----------      -----------

LOSS FROM OPERATIONS                (464,472)             (218,578)        (694,747)
                                 -----------           -----------      -----------

OTHER INCOME (EXPENSE)
 Registration costs-
  withdrawn Form S-1                       -                (8,650)        (158,650)
 Interest income                          50                   856              906
 Interest expense                    (24,472)               (8,235)         (32,707)
 Other income                          2,256                     8            2,264
                                 -----------           -----------      -----------

   Total Other (Expense)             (22,166)              (16,021)        (188,187)
                                 -----------           -----------      -----------

NET LOSS DURING
---------------
 DEVELOPMENT STAGE               $  (486,638)          $  (234,599)     $  (882,934)
------------------               ===========           ===========      ===========

NET LOSS PER COMMON SHARE
 - BASIC AND DILUTED                 (0.0242)              (0.0134)         (0.0474)
                                 ===========           ===========      ===========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING -
 BASIC AND DILUTED                20,056,315            17,464,000       18,632,837
                                 ===========           ===========      ===========

          See accompanying notes to consolidated financial statements.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                    FOR THE PERIOD FROM SEPTEMBER 26, 1997
                       (INCEPTION) TO SEPTEMBER 30, 1999
                       ---------------------------------

                                                                       DEFICIT
                                                                     ACCUMULATED
                                                        ADDITIONAL     DURING
                                COMMON STOCK             PAID-IN     DEVELOPMENT
                                   SHARES      AMOUNT    CAPITAL        STAGE      TOTAL
                                   ------      ------    --------   -------------  -----
Common stock issuance                 40,000   $    4    $    96    $       -    $     200

Net loss from September
 26, 1997 (Inception)
 to September 30, 1997                     -        -          -     (161,697)    (161,697)
                                  ----------   ------    -------    ---------    ---------

Balance at
 September 30, 1997                   40,000        4        196     (161,697)    (161,497)

Common stock issuance             17,980,000    1,798     88,102            -       89,900

Common stock issued to
  consultants for future
  services to be rendered          2,000,000      200       (200)           -            -

Net loss for
 the year ended
 September 30, 1998                        -        -          -     (234,599)    (234,599)
                                  ----------   ------    -------    ---------    ---------

Balance at
 September 30, 1998               20,020,000    2,002     88,098     (396,296)    (306,196)

Common stock issued
 for services                         55,000        6      5,494            -        5,500

Net loss for
 the year ended
 September 30, 1999                        -        -          -     (486,638)    (486,638)
                                  ----------   ------    -------    ---------    ---------

BALANCE AT
----------
 SEPTEMBER 30, 1999               20,075,000   $2,008    $93,592    $(882,934)   $(787,334)
-------------------               ==========   ======    =======    =========    =========

          See accompanying notes to consolidated financial statements.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998
                  AND FOR THE PERIOD FROM SEPTEMBER 26, 1997
                       (INCEPTION) TO SEPTEMBER 30, 1999
                       ---------------------------------

                                                               Sept. 26, 1997
                                                               (Inception) to
                                1999              1998         Sept. 30, 1999
                                ----              ----         --------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss                        $(486,638)     $(234,599)        $(882,934)
  Adjustments to reconcile
  net loss to net cash
  used in operating
  activities:
   Depreciation                     3,959          2,510             7,072
   Amortization                       540            405               945
   Write off of registration
    costs                               -              -           120,000
   Issuance of common stock
    for services                    5,500              -             5,500
  Changes in assets and
   liabilities
   (Increase) in:
    Prepaid expenses               (2,416)        (3,404)           (5,820)
    Other receivables                (405)             -              (405)
    Deferred offering cost        (12,500)             -           (12,500)
    Other assets                   (7,975)          (232)          (10,607)
   Increase in:
    Accounts payable and
     accrued expenses             141,924         41,081           190,074
                                ---------      ---------         ---------

   Net cash used in
    operating activities         (358,011)      (194,239)         (588,675)
                                ---------      ---------         ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of property
  and equipment                   (34,698)        (6,358)          (46,786)
 Organizational costs                   -         (2,700)           (2,700)
 Payments under stock
  subscription agreement          (30,000)       (60,000)          (90,000)
                                ---------      ---------         ---------

   Net cash used in
    investing activities          (64,698)       (69,058)         (139,486)
                                ---------      ---------         ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Notes and loans payable         313,120        190,000           545,275
  Line of credit                  111,946              -           111,946
  Proceeds from sale
   of common stock                      -         89,900            90,100
  Repayment of advances                 -        (12,155)          (12,155)
                                ---------      ---------         ---------
   Net cash provided by
    financing activities          425,066        267,745           735,166
                                ---------      ---------         ---------

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998
                  AND FOR THE PERIOD FROM SEPTEMBER 26, 1997
                       (INCEPTION) TO SEPTEMBER 30, 1999
                       ---------------------------------

                                                       Sept. 26, 1997
                                                       (Inception) to
                                  1999       1998       Sept. 30, 1999
                                  ----       ----      ---------------
INCREASE IN CASH AND
 CASH EQUIVALENTS                 2,357      4,448           7,005

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD              4,648        200               -
                                 ------     ------          ------

CASH AND CASH EQUIVALENTS -
-------------------------
 END OF PERIOD                   $7,005     $4,648          $7,005
--------------                   ======     ======          ======



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NONCASH TRANSACTION:
-----------------------------------------------------------------------

The Company incurred debt in the total amount of $150,000 under a securities advisory service agreement and related stock subscription agreement. At September 30, 1999 and 1998, the unpaid portion of this debt amounted to $30,000 and $60,000, respectively.

During 1999, the Company issued as additional compensation to two officers of the Company, 55,000 shares of common stock for services valued at $0.10 per share based upon the Board of Directors estimate of the fair market value of the stock at the issuance date.



See accompanying notes to consolidated financial statements.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 1999
                           ------------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

      (A)  Business Activity
      ----------------------

      Aspac Communications, Inc. (formerly known as TPG Management Corporation) was incorporated in the State of Delaware on June 1, 1994. On September 26, 1997 the Corporation's name was changed to Aspac Communications, Inc. (the Company). Prior to September 26, 1997, no stock had ever been issued in the Company and it was dormant.

      The Company is operating as a Development Stage Company and intends to develop Internet access network and related value added services in the Far East including the People's Republic of China. The Company is also considering operating in other parts of the world, including the United States.

      On October 10, 1997, Aspac Holdings, Inc., a wholly owned subsidiary of the Company was incorporated under the laws of the Cayman Islands. As of the date of this report, the subsidiary has had no ongoing activities with the exception of the incurrance of organization costs.

      In March 1999, the Company established a representative office known as ASPAC Beijing in the People's Republic of China to facilitate negotiations with potential Chinese joint venture partners. The Company is currently in the process of registering this Beijing Office with the relevant Chinese authorities.

      (B)  Principles of Consolidation
      --------------------------------

      The accompanying consolidated financial statements include the accounts of the Company, including its representative office ASPAC Beijing established in the People's Republic of China, and Aspac Holdings, Inc., a wholly owned subsidiary of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 1999
                           ------------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
-------------------------------------------------------------

      (C)  Basis of Presentation
      --------------------------

      The financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America. Adjustments are made to translate the financial statements of the Beijing representative office to United States Generally Accepted Accounting Principles and United States dollars. The functional currency of the Beijing Division is the Renminbi ("RMB"). The financial statements are expressed in United States dollars.

      (D)  Use of Estimates
      ---------------------

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

      (E)  Cash and Cash Equivalents
      ------------------------------

      For purposes of the statement of cash flow, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      (F)  Property and Equipment
      ---------------------------

      Property and equipment is stated at cost and depreciated using the straight-line method over the estimated economic useful lives of 3 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 1999
                           ------------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
-------------------------------------------------------------

      (G)  Organization Costs
      -----------------------

      Organization costs are being amortized on a straight-line basis over a period of 5 years.

      (H)  Earnings per Share
      -----------------------

      The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share. Basic loss per share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Diluted earnings
      (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding during the period including common stock equivalents. There were no common stock equivalents outstanding at September 30, 1999 and 1998. Accordingly, a reconciliation of basic to diluted loss per share is omitted since diluted loss per share equals basic loss per share at September 30, 1999 and 1998.

      (I)  Foreign Currency Translation
      ---------------------------------

      The functional currency of the Beijing representative office is the Renminbi ("RMB"). Financial statements for this division are translated into United States dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. The Bank of China introduced a managed floating exchange rate system in 1994. Despite devaluation of regional currencies, the People's Republic of China has decided not to devalue the RMB. Therefore the RMB to United States dollar exchange rate has been stable and has not changed during the entire fiscal year ended September 30, 1999.

      (J)  Comprehensive Income (Loss)
      --------------------------------

      The Company accounts for Comprehensive Income (Loss) under the Financial Accounting Standards Board Statement of Financial

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 1999
                           ------------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
-------------------------------------------------------------

      (J)  Comprehensive Income (Loss) - (Cont'd)
      -------------------------------------------

      Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997.

      Since the RMB to United States dollar exchange rate remained unchanged during the Company's fiscal year ended September 30, 1999, there have not been any foreign currency translation gains (losses) resulting from the translation of the financial statements of the Beijing division to United States dollars. Consequently, the financial statements do not include Other Comprehensive Income (Loss) in the Statement of Operations nor Accumulated Other Comprehensive Income (Loss) in the Stockholders' Deficiency Section of the Balance Sheet or in the Statement of Stockholders' Deficiency.

      (K)  Income Taxes
      -----------------

      The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of changes in the tax law or rates. The Company's available deferred tax asset of approximately $135,000, arising from the accumulated operating loss carryforwards, has not been reflected in the financial statements because a deferred tax valuation allowance has been recorded for the entire amount. The Company's net operating losses expire beginning in year 2017.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 1999
                           ------------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
-------------------------------------------------------------

      (L)  Recent Accounting Pronouncements
      -------------------------------------

      The Financial Accounting Standards Board has issued several new accounting pronouncements. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997. Statement No. 132, "Employers' Disclosures About Pensions and Other Post-retirement Benefits" revises employers' disclosure requirements about pension and other post-retirement benefit plans and is effective for fiscal years beginning after December 15, 1997. Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement No. 137, establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The Company believes that its adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

      (M)  Reclassification
      ---------------------

      Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 1999
                           ------------------------

NOTE  2 - PROPERTY AND EQUIPMENT
--------------------------------

      Property and equipment at September 30, 1999 consisted of the following:

                Furniture and equipment                $28,181
                Automobiles                             18,120
                                                       -------
                                                        46,301
                Less accumulated depreciation           (6,587)
                                                       -------
                                                      $ 39,714
                                                      ========

    Depreciation expense for the year ended September 30, 1999 and 1998 was $3,959 and $2,510, respectively.

NOTE  3 - ORGANIZATION COSTS
----------------------------

      Organization costs at September 30, 1999 were as follows:

                Organization costs                    $  2,700
                Less accumulated amortization             (945)
                                                      --------
                                                      $  1,755
                                                      ========

      Amortization expense, based on an estimated useful life of five years, for the year ended September 30, 1999 and 1998 was $540 and $405, respectively.

NOTE  4 - ACCRUED SALARIES
--------------------------

      Accrued salaries represent current year unpaid salaries. Of the total amount of accrued salaries, 68% is due to the President of the Company in accordance with his employment agreement (See Note 9(B)).

NOTE  5 - ADVISORY SERVICE AGREEMENT PAYABLE
--------------------------------------------

      On September 26, 1997, the Company entered into an agreement with First Agate Capital Corporation, a non-related company, to provide advisory and other services generally related to the filing of a Form S-1 Registration Statement with the Securities and Exchange Commission. As consideration for the

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 1999
                           ------------------------

NOTE  5 - ADVISORY SERVICE AGREEMENT PAYABLE (CONT'D)
-----------------------------------------------------

      services to be provided, the Company entered into a Subscription Agreement to purchase 30,000 shares of common stock of TPG Capital Corporation (a 6.2241% interest), a nonrelated Delaware Corporation that is related to First Agate Capital through a common principal, in the amount of $150,000. As of September 30, 1999, the Company has paid $120,000 toward this Agreement, and the remainder of the Company's liability under this Agreement has been recorded as a current liability. The total cost of this Agreement ($150,000) was accounted for as registration costs and expensed in the statement of operations because the Form S-1 Registration Statement was subsequently withdrawn.

NOTE  6 - NOTES PAYABLE
-----------------------

      (A) Notes Payable - Related Parties
      -----------------------------------

      The following schedule reflects notes payable to related parties at September 30, 1999. All of the notes have been issued with a term of one year.

      Note payable, interest at 7% per annum,
      due on October 1, 1999, unsecured (See below)           $ 60,000

      Note payable, interest at 5% per annum
      through October 26, 1998, note extended
      for one year, interest at 7% per
      annum through October 26, 1999, due on
      October 26, 1999, unsecured (See below)                  100,000

      Note payable, interest at 5% per annum
      through May 31, 1999, note extended
      for one year, interest at 7% per
      annum through May 31, 2000, due on
      May 30, 2000, unsecured                                   10,000

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 1999
                           ------------------------

NOTE  6 - NOTES PAYABLE - (CONT'D)
----------------------------------

      (A) Notes Payable - Related Parties - (Cont'd)
      ----------------------------------------------

      Note payable, interest at 5% per annum
      through July 31, 1999, note extended
      for one year, interest at 7% per
      annum through July 31, 2000, due on
      July 31, 2000, unsecured                                  21,000

      Note payable, interest at 5% per annum
      through September 14, 1999, note extended
      for one year, interest at 7% per
      annum through September 14, 2000, due on
      September 14, 2000, unsecured                              9,000

      Note payable, interest at 5% per annum
      due on October 31, 1999, unsecured                        30,000

      Note payable, interest at 5% per annum
      due on November 11, 1999, unsecured                       30,000
                                                               -------

                                                               260,000

      Less current portion                       260,000
                                                 =======

                                                       $       -
                                                       =========

      The notes maturing on October 1, 1999 and October 26, 1999, have been subsequently extended for another one-year period and bear interest at 7% per annum per the agreements.

      (B) Notes Payable - Unrelated Parties
      -------------------------------------

      The following schedule reflects notes payable to unrelated parties at September 30, 1999. All of the notes have been issued with a term of one year.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 1999
                           ------------------------

     NOTE  6 - NOTES PAYABLE - (CONT'D)
     ----------------------------------

     (B) Notes Payable - Unrelated Parties - (Cont'd)
     ------------------------------------------------

 Note payable, interest at 5% per annum
 through September 29, 1999, note extended
 for one year, interest at 7% per
 annum through September 29, 2000, due on
 September 29, 2000, unsecured                       20,000

 Note payable, interest at 5% per annum
 due on January 31, 2000, unsecured                  15,000

 Note payable, interest at 5% per annum
 due on February 15, 2000, unsecured                 30,000

 Note payable, interest at 5% per annum
 due on February 29, 2000, unsecured                 25,000

 Note payable, interest at 5% per annum
 due on March 30, 2000, unsecured                    15,000

 Note payable, interest at 5% per annum
 due on April 30, 2000, unsecured                    20,000

 Note payable, interest at 5% per annum
 due on May 15, 2000, unsecured                       2,000

 Note payable, interest at 5% per annum
 due on May 31, 2000, unsecured                       5,000

 Note payable, interest at 5% per annum
 due on June 1, 2000, unsecured                      10,000

 Note payable, interest at 5% per annum
 due on June 15, 2000, unsecured                     30,000

 Note payable, interest at 5% per annum
 due on June 30, 2000, unsecured                     13,000

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 1999
                           ------------------------

     NOTE  6 - NOTES PAYABLE - (CONT'D)
     ----------------------------------

     (B) Notes Payable - Unrelated Parties - (Cont'd)
     ------------------------------------------------

          Note payable, interest at 5% per annum
          due on August 15, 2000, unsecured                 35,000

          Note payable, interest at 5% per annum
          due on August 30, 2000, unsecured                 20,000

          Note payable, interest at 5% per annum
          due on September 29, 2000, unsecured              15,000
                                                           -------

                                                           255,000

          Less current portion                             255,000
                                                           -------
                                                       $        -
                                                       ===========

          The notes maturing on October 31, 1999 and November 11, 1999, have been subsequently extended for another one-year period and bear interest at 7% per annum per the agreements.

          Accrued interest of $29,069 on the notes payable due to related and unrelated parties has been included in accrued expenses at September 30, 1999.

          In January 2000 the holders of all the above notes agreed to convert them together with the accrued interest to the Company's common stock. (See Note 15(F))

     NOTE  7 - LOAN PAYABLE - EMPLOYEE AND LINE OF CREDIT
     ----------------------------------------------------

          (A)  Loan Payable - Employee
          ----------------------------

          The loan payable of $18,120 is due to an employee of the Company and is related to the purchase of an automobile from the same employee. The loan is unsecured, non-interest bearing and due on demand (See
          Note 2).

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999
                            ------------------------

     NOTE  7 - LOAN PAYABLE - EMPLOYEE AND LINE OF CREDIT - (CONT'D)
     ---------------------------------------------------------------

          (B)  Line of Credit
          -------------------

          On March 31, 1999 the Company obtained a line of credit for up to approximately $362,000 with an unrelated party. The term is two years and outstanding balances under the line of credit accrued interest at a rate of 8% per annum with principal and accrued interest due upon demand. The Company may repay all outstanding amounts at anytime without penalty, in cash or common stock of the Company, at a conversion rate to be determined and agreed by both parties. The outstanding balance as of September 30, 1999 totaled $111,946. In substance, this line of credit is not a convertible debt since there is no fixed or indexed conversion rate. Therefore there is no consideration of this debt in the computation of earnings per share.

     NOTE  8 - RELATED PARTIES
     -------------------------

          The notes payable and certain salaries are owed to related parties at September 30, 1999. (See Notes 4, 6 and 7).

          As discussed in the supplemental disclosure to the consolidated cash flow statements and Note 10 (C), certain non-cash issuance of common stock to related parties occurred during 1999.

     NOTE  9 - COMMITMENTS AND CONTINGENCIES
     ---------------------------------------

          (A)  Consulting Agreements
          --------------------------

          On May 15, 1998 and May 21, 1998, the Company entered into two consulting agreements terminating on May 15, 2000 and May 21, 2002, respectively, whereby the consultants advise and assist the Company with respect to certain matters involving opportunities for investment in the People's Republic of China. As consideration for the services provided, the Company granted each consultant 1,000,000 shares of the Company's common stock in addition to reasonable out-of-pocket expenses.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999
                            ------------------------

     NOTE  9 - COMMITMENTS AND CONTINGENCIES (CONT'D)
     ------------------------------------------------

          (A)  Consulting Agreements - (Cont'd)
          -------------------------------------

          The stock was recorded at a value of $0.0001 per share during 1998.

          (B)  Employment Agreements
          --------------------------

          On August 3, 1998, the Company extended a previously existing employment agreement (the "Agreement") with the President of the Company. Under the Agreement (i) the term of the Agreement is for the three years commencing August 6, 1998, (ii) the executive shall be paid an annual salary of $100,000 with participation in future stock options programs at amounts to be determined by the Company's Board of Directors, (iii) $4,833 of the total monthly salary is to be deferred until a date to be determined and agreed by both parties. As of September 30, 1999 the salary was still being deferred. (iv) the Agreement may be terminated by the Company for "good cause" as defined in the Agreement, and (v) employment and all benefits under the Agreement shall terminate upon the President's death or total disability as defined in the Agreement.

          (C) Operating Lease Agreement
          -----------------------------

          The Company leases two corporate office spaces and one automobile under operating leases. Both office leases extend over a period of less than one year and are therefore not included in the presentation below. The car lease has a remaining term through the year 2000.

          Future minimum lease payments for the operating lease are as follows at September 30, 1999:

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999
                            ------------------------

     NOTE  9 - COMMITMENTS AND CONTINGENCIES - (CONT'D)
     --------------------------------------------------

          (C) Operating Lease Agreement - (Cont'd)
          ----------------------------------------

               Years
               -----
               Ending                   Amount
               ------                 -----------

               2000                       21,744
               2001                        5,436
                                       ----------
                                      $   27,180
                                       ==========

          Lease expense for the years ended September 30, 1999 and 1998 aggregated $64,030 and $19,820, respectively.

     NOTE  10 - COMMON STOCK
     ------------------------

          (A)  Reverse Stock Split
          ------------------------

          On February 23, 1998 the Board of Directors approved and the shareholders consented to a one-for-twenty five reverse stock split of the Company's issued and outstanding common stock. As a result of the reverse stock split, the Company's quantity of outstanding common stock was reduced and an amount of $8,650 was transferred from the common stock account to the additional paid in capital account.

          (B)  Five-for-One Stock Split
          -----------------------------

          On May 26, 1998, the board of directors approved and the shareholders consented to a five-for-one stock split of the Company's issued and outstanding common stock. As a result of the stock split, the Company's outstanding common shares were increased and an amount of $1,641 was transferred from the additional-paid-in-capital account to the common stock account. All share quantities and per share amounts in this report reflect this stock split and the reverse stock split discussed in Note 10 (A) above.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999
                            ------------------------

     NOTE  10 - COMMON STOCK - (CONT'D)
     ----------------------------------

          (C)  Common Stock Issuance
          --------------------------

          During the year ended September 30, 1999, 30,000 and 25,000 shares, respectively were issued to the President of the Company and the Corporate Secretary of the Company, respectively. These shares were issued for services and valued at an estimated fair value of $.10 per share at the time of issuance as determined by the Board of Directors of the Company. A S-8 registration statement was filed for the 55,000 shares issued.

     NOTE  11 - PRELIMINARY COOPERATION AGREEMENT WITH FUTURE JOINT
     -----------------------------------------------------------------
     VENTURE PARTNERS
     ----------------

          On September 30, 1998, the Company executed a Preliminary Cooperation Agreement (the "Agreement") with a Chinese Company to establish a Joint Venture Company ("JV") in order to develop a nationwide Internet network in the Peoples Republic of China. This Agreement was terminated on March 19, 1999.

     NOTE  12 - LETTER OF INTENT - FIBER OPTIC LINE LEASE
     ----------------------------------------------------

          On March 30, 1999, the company signed a Letter of Intent with the China Railroad Communication Center to lease a 2 Mbps, expandable to 622 Mbps, fiber optic line to connect four major cities in China for RMB 1,755,420, equivalent to US $211,752 per year. The leased line will be used to expand the backbone capacity of a proposed joint venture for wireless communication services between these four major cities. The Company plans to start this lease whenever such capacity expansion is necessary after the establishment of the joint venture described in Note 15 (A).

     NOTE  13 - RESCISSION OF AGREEMENT AND PLAN OF REORGANIZATION
     --------------------------------------------------------------

          On November 9, 1998, the Company executed an Agreement and Plan of Reorganization (the "Agreement") with IDN Telecom, Inc. ("IDN"), a California corporation. The effective date of the Agreement was November 12, 1998 and the closing date of the

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999
                            ------------------------

     NOTE  13 - RESCISSION OF AGREEMENT AND PLAN OF REORGANIZATION
     -------------------------------------------------------------

          Agreement was to be March 31, 1999. If due diligence was completed to the Company's satisfaction, the Company agreed to issue 20,030,000 shares of common stock of the Company's common stock to IDN's current shareholders in exchange for 100 percent of IDN's common stock outstanding.

          After a careful due diligence review and analysis of IDN's representations and financial information, the Company decided on February 11, 1999, to rescind the Agreement, effective immediately. The officers of the Company resigned as unpaid officers and advisors of IDN and from IDN's Board of Directors.

     NOTE 14 - GOING CONCERN
     -----------------------

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company incurred a net loss of $486,638 and negative cash flows from operating activities of $358,011 during 1999, and had a working capital deficiency of $851,910 and an accumulated deficit of $882,934 at September 30, 1999. The Company will be required to make significant expenditures in connection with its operations and its Joint Venture Project (see Note 15 (A)). These conditions raise substantial doubt about the Company's ability to continue as a going concern, and if substantial additional funding is not acquired or alternative sources developed, management will be required to curtail its operations.

          The Company is in the process of raising approximately $4,500,000 in a private placement during its fiscal year 2000 (See Note 15 (D)). As of the date of this report, the Company has received, as non-refundable investments under this offering approximately $1,000,000 before legal fees and commissions. In January 2000, holders of the Company's notes payable agreed to surrender the notes for conversion of the principal and the accrued interest into shares of the Company's common stock. As

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999
                            ------------------------

     NOTE 14 - GOING CONCERN - (CONT'D)
     ----------------------------------

          a result, the working capital deficiency will be reduced by $563,890. Management of the Company believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

     NOTE  15 - SUBSEQUENT EVENTS
     ----------------------------

          (A)  Sino-foreign Joint Venture Contract
          ----------------------------------------

          On December 31, 1999, the Company entered into a Sino-foreign Joint Venture Contract (the "Contract") with the China Education and Research Network Center ("CERNET") and the Beijing Sino-Tech Science and Technology Development Center ("Sino-Tech") to establish a Sino-foreign Joint Venture Company named YeeYoo Network Technology Co., Ltd. ("YeeYoo"). The Contract specifies the purpose of the Joint Venture Company being the development of wireless broadband high speed access equipment, the development and sales of internet and networking products, the development and sale of software, the investment and development of internet network and the development of the internet technology and its application services. According to the terms of the Contract, the total capital investment is expected to be $10,000,000 and the total registered capital is $5,000,000, of which the Company, CERNET and Sino-Tech, respectively shall contribute $3,500,000, $1,000,000 and $500,000, respectively, accounting for 70%,
          20% and 10% of the registered capital, respectively. In addition to this capital investment, the responsibilities of the Company include, among others, assisting and introducing opportunities in obtaining modern management techniques to YeeYoo, to assist YeeYoo in raising necessary funds for its business development and assisting YeeYoo in the management of its operations. In addition, three of the five directors of the YeeYoo shall be appointed by the Company. The duration of the Joint Venture is stipulated to be 30 years and can be extended one year before the termination of the Contract. This contract supercedes all prior letters of intent and agreements with the same parties.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999
                            ------------------------

     NOTE  15 - SUBSEQUENT EVENTS (CONT'D)
     -------------------------------------

          (B)  Cooperation Agreement with Joint Venture Partners
          ------------------------------------------------------

          On December 31, 1999, the Company entered into a Cooperation Agreement (the "Agreement") with the China Education and Research Network Center ("CERNET") and the Beijing Sino-Tech Science and Technology Development Center ("Sino-Tech"), established within the framework of the Sino-foreign Joint Venture Contract (see Note 15 (A)). The Agreement lists additional responsibilities for the parties to the Sino-foreign Joint Venture Contract. The additional responsibilities of the Company agreed upon in the Agreement consist of the Company's assistance to YeeYoo to raise necessary funding for the business development of YeeYoo and, in cooperation with CERNET and Sino-Tech, the Company's best effort to assist YeeYoo to list its common stock on the New York Stock Exchange or the NASDAQ. The term of the Agreement shall be the same as the duration of the Joint Venture.

          (C)  Network Operating Agreement with Sino-Tech
          -----------------------------------------------

          On December 31, 1999, the Company's joint venture, YeeYoo (see Note 15
          (A)), entered into a Network Operating Agreement (the "Agreement") with Sino-Tech. The Agreement specifies the services Sino-Tech shall provide to YeeYoo which include the preparation of a feasibility study and cost-benefit analysis for the joint venture, advising all parties to the JV and the JV, once established, of all legal issues associated with the JV and recommending actions to solve any related problems, the daily operation of the joint venture, and providing all equipment and technical supports for the joint venture. The term of the Agreement extends over the same period as the Sino-foreign Joint Venture Contract but may be terminated earlier by either party to this Agreement. YeeYoo may terminate the Agreement when the joint venture is authorized to operate under Chinese Law at 15 days' written notice Sino-Tech may terminate the Agreement in case the payment of the agreed fees is 60 days overdue and such default is not resolved

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999
                            ------------------------

          (C)  Network Operating Agreement with Sino-Tech
          -----------------------------------------------

          within 30 days of written notice of Sino-Tech. As consideration for the services provided, Sino-Tech shall receive RMB 500,000 per year. (Approximately $60,400 at September 30, 1999.) The first annual payment is scheduled to be made within 30 days after the JV has started operations. Subsequent payments shall be made semiannually. In case YeeYoo terminates the Agreement under Chinese laws, Sino-Tech still has to be compensated for the outstanding portion of the annual payment.

          (D)  Private Placement
          ----------------------

          During November 1999, as updated in December 1999, the Company issued a private placement memorandum, pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, to offer a minimum of 3,000 units and a maximum of 4,000 units of common stock to accredited investors. Each unit consists of 1,000 shares of the Company's common stock. The purchase price for each unit is $1,500 or $1.50 per share. The offer will terminate on or before March 31, 2000, unless extended by the Company to a date not later than June 30, 2000. The Company's net proceeds after placement discount and commissions but before offering expenses are estimated to be 90% of the amount raised. As of the date of this report, subscriptions for 3000 units or $4,500,000 have been received. Fully paid subscriptions consist of 400 units at $600,000 and partially paid subscriptions consist of 2600 units for $3,900,000 of which $1,000,000 has been received. The funds received are held in an escrow account for the benefit of the investors and distributed subject to stipulated milestones. As of the date of this report, approximately $1,000,000 before offering expense and related commissions has been released to the Company based on the first milestone of executing the Joint Venture Contract (See Note 15(A)). The remaining milestones relate to the Company or its joint venture obtaining certain wireless frequency channel usage rights in the People's Republic of China. Should the joint venture fail to obtain the usage rights as needed by June 30, 2000, unless extended for

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999
                            ------------------------

     NOTE  15 - SUBSEQUENT EVENTS - (CONT'D)
     ---------------------------------------

          (D)  Private Placement - (Cont'd)
          ---------------------------------

          an additional six months by the Company as authorized by a majority vote of the private placement investors, the escrow shall be closed and all the remaining escrow funds shall be returned on a pro-rata basis to the investors. The Company will account for the common stock issued under the private placement as refundable common stock until such time as funds are released from escrow to the Company.

          (E)  Note Payable
          -----------------

          In November 1999, the Company received $12,000 in loans from an unrelated party in the form of a promissory note dated November 1, 1999. The note is established for a term of one year, can be prepaid or extended, and bears interest at 5% per annum. If the note is extended past the maturity date, the interest rate will increase to 7% per annum.

          (F)  Conversion of Payable Notes
          ---------------------------------

          In January 2000 the holders of the notes payable (See Note 6) and subsequent note payable (See Note 15 (E)) agreed to surrender the notes for conversion of the principal and the accrued interest into shares of the Company's common stock at an exchange rate of approximately $11 for one share of common stock. The conversion of the related party notes is an extinguishment of related party debt, accounted for as a credit to equity while the conversion of the unrelated party notes is accounted for as a gain on extinguishment of debt computed as the difference between the $11 conversion price and the concurrent $1.50 private placement offering price (See Note 15(D)) which gain aggregated approximately $230,000 at the conversion date.