Form 10QSB
period 1999-12-31
ASPAC COMMUNCATIONS INC
filed 2000-05-22
CIK 1048172

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(   )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999


                              Commission File No.
                                    0-24441

                          ASPAC COMMUNICATIONS , INC.
                               -----------------
             (Exact name of registrant as specified in its charter)


                Delaware                              95-4652797
    -------------------------------      -------------------------------------
    (State or Other Jurisdiction of      I.R.S. Employer Identification Number
    Incorporation or Organization)


                      21221 S. Western Avenue, Suite 215
                          Torrance, California 90501
          -----------------------------------------------------------
          (Address of Principal Executive Offices including Zip Code)


Registrant's telephone number, including Area Code:  310/328-7666

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

Aggregate market value of voting stock held by non-affiliates of the registrant at December 31, 1999: Currently there is no public market for these securities.

Number of shares of common stock outstanding at December 31, 1999:  Common Stock
- 20,126,264

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1999

                                        ASSETS
                                        ------

                                               December 31, 1999    September 30, 1999
                                               -----------------    ------------------
                                                     (USD)                 (USD)
                                                     -----
                                                  (Unaudited)
CURRENT ASSETS
 Cash                                                     0                7,005
 Prepaid expenses                                     4,517                5,820
 Other receivable                                         0                  405
                                                   --------             --------
  TOTAL CURRENT ASSETS                                4,517               13,230

PROPERTY AND EQUIPMENT                               37,461               39,714


OTHER ASSETS
 Deferred offering cost                              12,500               12,500
 Organization costs                                   1,620                1,755
 Other assets                                        11,107               10,607
                                                   --------             --------
  TOTAL OTHER ASSETS                                 25,237               24,862

TOTAL ASSETS                                         67,205               77,806
                                                   ========             ========

                       LIABILITIES AND STOCKHOLDER'S DEFICIENCY
                       ----------------------------------------

CURRENT LIABILITIES
 Accrued expenses                                    71,959               61,276
 Accrued salaries                                   161,379              128,798
 Advisory service agreement payable                  30,000               30,000
 Line of Credit                                     173,551              111,946
 Bank Loan payable                                    4,757                   --
 Notes payable - related parties                          0              260,000
 Notes payable - unrelated parties                        0              255,000
 Loan Payable - employees                             5,500               18,120
                                                   --------             --------
  TOTAL CURRENT LIABILITIES                         447,146              865,140

STOCKHOLDER'S DEFICIENCY
 Preferred stock, $0.0001 par value
  20,000,000 shares authorized                           --                   --
 Common stock, $0.0001 par value,
  100,000,000 shares authorized,
  20,126,264 shares issued and outstanding            2,013                2,008
Additional paid-in capital                          419,517               93,592
Accumulated deficit during development stage       (801,588)            (882,934)
Accumulated other comprehensive income (loss)           117                   --
                                                   --------             --------

  TOTAL STOCKHOLDER'S DEFICIENCY                   (379,941)            (787,334)

TOTAL LIABILITIES AND
  STOCKHOLDER'S DEFICIENCY                           67,205               77,806
                                                   ========             ========

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     FOR THE PERIOD FROM SEPTEMBER 26,1997
                        (INCEPTION) TO DECEMBER 31, 1999
                        --------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                              DEFICIT
                                                                            ACCUMULATED     ACCUMULATED
                                        COMMON                ADDITIONAL       DURING          OTHER
                                        STOCK                  PAID-IN      DEVELOPMENT    COMPREHENSIVE
                                        SHARES      AMOUNT     CAPITAL         STAGE           INCOME       TOTAL
                                      ----------    ------    ----------    -----------    -------------    --------
Common stock issuance                     40,000       $ 4          $ 96      $       -    $           -    $    200

Net loss from September 26,
 1997 (Inception) to
 September 30, 1997                            -         -             -       (161,697)               -    (161,697)
                                      ----------    ------      --------    -----------    -------------   ---------
Balance at
 September 30, 1997                       40,000         4           196       (161,697)               -    (161,497)

Common stock issuance                 17,980,000     1,798        88,102              -                -      89,900

Common stock issuance to
 consultants for future
 services to be rendered               2,000,000       200          (200)             -                -           -

Net loss for the year ended
 September 30, 1998                            -         -             -       (234,599)               -    (234,599)
                                      ----------    ------      --------    -----------    -------------   ---------
Balance at
 September 30, 1998                   20,020,000     2,002        88,098       (396,296)               -    (306,196)

Common stock issuance to
 officers                                 55,000         6         5,494              -                -       5,500

Net loss for the year ended
 September 30, 1999                            -         -             -       (486,638)               -    (486,638)
                                      ----------    ------      --------    -----------    -------------   ---------
Balance at
 September 30, 1999                   20,075,000     2,008        93,592       (882,934)               -    (787,334)

Common stock issuance in
 exchange for loan conversion             51,264         5       325,925              -                -     325,930

Net income for the quarter ended
 December 31, 1999                                                               81,346              117      81,346
                                      ----------    ------      --------    -----------    -------------   ---------
Balance at
 December 31, 1999                    20,126,264     2,013       419,517       (801,471)             117    (379,941)
                                      ==========    ======      ========    ===========    =============   =========

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998,
                              AND FOR THE PERIOD
           FROM SEPTEMBER 26, 1997 (INCEPTION) TO DECEMBER 31, 1999
                                  (UNAUDITED)
                                  -----------

                                              Oct. 1, 1999        Oct. 1, 1998       Sept. 26, 1997
                                                   To                  To            (Inception) to
                                           December 31, 1999   December 31, 1998      Dec.31, 1999
                                           -----------------   -----------------     --------------
NET SALES                                     $         -         $         -         $         -
                                              -----------         -----------         -----------
OPERATING EXPENSES
  Salaries                                         67,127              35,500             402,536
  Lease expenses                                   25,429               5,265             111,029
  Legal and professional fees                      11,958              24,107              88,463
  Consulting fees                                   4,400                   -              35,414
  Travel & Entertainment                           12,431               8,555              53,710
  Depreciation                                      2,383                 675               8,970
  Amortization of organization costs                  135                 135               1,080
  Research & development                            2,177                   -               2,177
  General office expense                           20,228              10,644             137,636
                                              -----------         -----------         -----------
Total operating expenses                          146,268              84,881             841,015

LOSS FROM OPERATIONS                             (146,268)            (84,881)           (841,015)
                                              -----------         -----------         -----------

OTHER INCOME (EXPENSE)
  Registration costs-withdrawn Form S-1                 -                   -            (158,650)
  Interest expense                                (10,672)             (3,483)            (43,379)
  Interest income                                       0                  50                 906
  Other income                                        325                 899               2,589
                                                 --------         -----------         -----------
Total other income (expense)                      (10,347)             (2,534)           (198,534)

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS                            (156,615)            (87,415)         (1,039,549)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENTS OF DEBT                         237,961                   -             237,961

NET INCOME (LOSS) DURING
  DEVELOPMENT STAGE                           $    81,346         $   (87,415)        $  (801,588)
                                              ===========         ===========         ===========

  Foreign Exchange Translation Gain                   117                                     117

TOTAL COMPREHENSIVE INCOME (LOSS)                  81,463                                (801,471)

NET INCOME (LOSS) PER COMMON SHARE            $    0.0041         $   (0.0044)        $   (0.0424)
                                              ===========         ===========         ===========

WEIGHTED AVERAGE BASIC AND DILUTED
  NUMBER OF SHARES                             20,070,329          20,020,000          18,908,761
                                              ===========         ===========         ===========

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE PERIODS FROM OCTOBER 1, 1999 TO DECEMBER 31, 1999
            AND SEPTEMBER 26, 1997 (INCEPTION) TO DECEMBER 31, 1999
                                 (UNAUDITED)
                                 -----------


                                              Oct. 1, 1999         Oct. 1, 1998      Sept. 26, 1997
                                                   To                   To           (Inception) to
                                           December 31, 1999    December 31, 1998     Dec.31, 1999
                                           -----------------    -----------------    --------------
                                                 (US$)                (US$)              (US$)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                              81,346             (87,415)           (801,588)
  Adjustment to reconcile net income
    (loss) to net cash
    used in operating activities:
    Depreciation                                  2,383                 675               9,455
    Amortization                                    135                 135               1,080
    Accrued interest on extinguished debt         7,821                  --               7,821
    Gain on extinguishment of debt             (237,961)                               (237,961)
  Write off registration costs                       --                  --             120,000
  Issuance of common stock for services              --                  --               5,500
  Changes in assets and liabilities
    (increase) decrease in:
    Prepaid expenses                              1,302              (2,985)             (4,518)
    Other receivable                                405                  --                   0
    Deferred offering cost                           --                  --             (12,500)
    Other assets                                   (500)                 --             (11,107)
  Increase (decrease) in:
    Account payable & accrued expenses           72,382              29,658             262,456
                                               --------             -------            --------
    Net cash used in operating activities       (72,687)            (59,932)           (661,362)

CASH FLOWS FROM INVESTING ACTIVITES:
  Purchase of property and equipment               (133)                 --             (46,919)
  Organizational costs                               --                  --              (2,700)
  Payments under advisory service agreement          --                  --             (90,000)
                                               --------             -------            --------
    Net cash used in investing activities          (133)                  0            (139,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes and Loans payable                          4119              60,000             549,394
  Line of Credit                                 61,696                  --             173,642
  Proceeds from sale of common stock                 --                  --              90,100
  Repayment of advances                              --                  --             (12,155)
                                               --------             -------            --------
    Net cash provided by financing
      activities                                 65,815              60,000             800,981

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           (7,005)                 68                   0
                                               ========             =======            ========

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                             7,005               4,648                   -
                                               ========             =======            ========

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                                       0               4,716                   0
                                               ========             =======            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NONCASH TRANSACTION:
-----------------------------------------------------------------------
The company incurred debt in the total amount of $162,500 under a securities advisory service agreement and related stock subscription agreement and a legal advisory service agreement. At December 31, 1999, the unpaid portion of this debt amounted to $30,000. The company converted its notes payable of $527,000 and accrued interests of these notes in the amount of $36,890 into 51,264 shares of its common stock on December 31, 1999.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMEN STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1999
                            -----------------------
                                  (UNAUDTED)
                                  ----------

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

     The Company is operating as a Development Stage Company and intends to develop interactive broadband Internet access and related value added services in the Far East including the People's Republic of China. The Company is also considering operating in other parts of the world, including the United States.

     For further information, refer to the consolidated financial statements and footnotes included in the company's Form 10-KSB for the year ended September 30, 1999.

NOTE  2 - PRINCIPLE OF CONSOLIDATION
------------------------------------

     The consolidated financial statements include the accounts of ASPAC Communications, Inc., its Beijing Representative Office and its inactive subsidiary, ASPAC Holdings, Inc. All significant inter-company balances and transactions have been eliminated in consolidation

     The Company maintains a Beijing Representative Office. All balances and transactions as of and for the three-month period ended December 31, 1999 are translated at the exchange rate in effect at the balance sheet date and at the average exchange rate for the period presented, respectively.

NOTE  3 - NOTES PAYABLE
-----------------------

     On December 31, 1999, the holders of the notes payable agreed to surrender the notes for conversion of the principal aggregated to $527,000 and the accrued interest aggregated to $36,870, into 51,264 shares of the Company's common stock at an exchange rate of $11 for one share of common stock. The conversion of the related party notes is an extinguishment of related party debt, accounted for as a credit to equity while the conversion of the unrelated party notes is accounted for as a gain on extinguishment of debt computed as the difference between the $11 conversion price and the concurrent $1.50 private placement offering price (See Note 10) which gain aggregated $237,961 at the conversion date.

NOTE  4 - LOAN PAYABLE - LINE OF CREDIT
---------------------------------------

     On March 31, 1999 the Company obtained a line of credit for up to approximately $362,000 with an unrelated party. The term is two years and outstanding balances under the line of credit accrued interest at a rate of 8% per annum with principal and accrued interest due upon demand. The Company may repay all outstanding amounts at anytime without penalty, in cash or common stock of the Company, at a conversion rate to be determined and agreed by both parties. The outstanding balance as of December 31, 1999 totaled $173,551. In substance, this line of credit is not a convertible debt since there is no fixed or indexed conversion rate. Therefore there is no consideration of this debt in the computation of earnings per share.

NOTE 5 - RELATED PARTIES
------------------------

     As discussed in the supplemental disclosure to the consolidated cash flow statements and Note 4 and Note 6, certain issuance of common stock in connection with debt conversion to related parties occurred on December 31, 1999.

NOTE 6 - COMMON STOCK
---------------------

     During the three months ended December 31, 1999, the Company and all holders of the Company's promissory notes entered into Debt Conversion Agreement to convert all note principal and accrued interests into shares of common stock of the Company at an exchange rate of $11.00 per share of common stock. At the date of conversion, the amount of principal of the promissory notes was $527,000 and the accrued interest was $36,890 (See
     Note 4). As a result, the principal and accrued interest were converted into 51,264 shares of the Company's common stock. The shares were subsequently issued to note holders on March 28, 2000.

NOTE 7 -  SINO-FOREIGN JOINT VENTURE CONTRACT
---------------------------------------------

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

     On April 18, 2000, the Company entered into an Agreement with CERNET (see
     Note 11(H)), which changed the Company's holding of YeeYoo equity to 65% and reduced the Company's commitment to invest in YeeYoo's registered capital to $3.25 million. At the same time, CERNET's obligation to invest in the registered capital increased to $1.25 million, accounting for 25% of the equity, with Sino-Tech's obligation and equity share remain unchanged.

NOTE 8 - COOPERATION AGREEMENT WITH JOINT VENTURE PARTNERS
----------------------------------------------------------

     On December 31, 1999, the Company entered into a Cooperation Agreement (the "Agreement") with the China Education and Research Network Center ("CERNET") and the Beijing Sino-Tech Science and Technology Development Center ("Sino-Tech"), established within the framework of the Sino-foreign Joint Venture Contract (see Note 7) The Agreement lists additional responsibilities for the parties to the Sino-foreign Joint Venture Contract. The additional responsibilities of the Company agreed upon in the Agreement consist of the Company's assistance to YeeYoo to raise necessary funding for the business development of YeeYoo and, in cooperation with CERNET and Sino-Tech, the Company's best effort to assist YeeYoo to list its common stock on the New York Stock Exchange or the NASDAQ. The term of the Agreement shall be the same as the duration of the Joint Venture.

NOTE 9 -  NETWORK OPERATING AGREEMENT WITH SINO-TECH
----------------------------------------------------

     On December 31, 1999, the Company's joint venture, YeeYoo (see Note 7) entered into a Network Operating Agreement (the "Agreement") with Sino-Tech. The Agreement specifies the services Sino-Tech shall provide to YeeYoo which include the preparation of a feasibility study and cost-benefit analysis for the joint venture, advising all parties to the JV and the JV, once established, of all legal issues associated with the JV and recommending actions to solve any related problems, the daily operation of the joint venture, and providing all equipment and technical supports for the joint venture. The term of the Agreement extends over the same period as the Sino-foreign Joint Venture Contract but may be terminated earlier by either party to this Agreement. YeeYoo may terminate the Agreement when the joint venture is authorized to operate under Chinese Law at 15 days' written notice. Sino-Tech may terminate the Agreement in case the payment of the agreed fees is 60 days overdue and such default is not resolved within 30 days of written notice of Sino-Tech. As consideration for the services provided, Sino-Tech shall receive RMB 500,000 per year. (Approximately $60,460 at December 31, 1999.) The first annual payment is scheduled to be made within 30 days after the JV has started operations. Subsequent payments shall be made semiannually. In case YeeYoo terminates the Agreement under Chinese laws, Sino-Tech still has to be compensated for the outstanding portion of the annual payment.

NOTE 10  PRIVATE PLACEMENT
--------------------------

     During November 1999, and updated in December 1999, the Company issued a private placement memorandum, pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, to offer a minimum of 3,000 units and a maximum of 4,000 units of common stock to accredited investors. Each unit consists of 1,000 shares of the Company's common stock. The purchase price for each unit is $1,500 or $1.50 per share. The Company's net proceeds after placement discount and commissions but before offering expenses are estimated to be 90% of the amount raised. As of the date of this report, subscriptions for 3000 units or $4,500,000 have been received and fully paid. The funds received have been deposited to an escrow account for the benefit of the investors and distributed subject to stipulated milestones. On January 7, 2000, $1,000,000 before offering expense and related commissions was released to the Company based on the first milestone of executing the Joint Venture Contract (See Note 7) and on April 7, 2000, $3,500,000 before offering expenses and related commission was released to the Company based on the second milestone of obtaining certain wireless frequency channel usage rights in the People's Republic of China (see Note 11(F)). The offering was closed on March 31, 2000.

NOTE 11 - SUBSEQUENT EVENTS
---------------------------

     (A) Reorganization with USA International Chemical, Inc.
     --------------------------------------------------------

     On March 30, 2000, the Company reached Plan and Agreement of Reorganization ("Reorganization") with USA International Chemical, Inc., a Delaware
     corporation publicly traded on the OTC Bulletin Board ("USXC").   Under the
     Reorganization, USXC will acquire from ASPAC shareholders all outstanding common stocks of the Company and will issue one share of USXC's common stock for each one share of ASPAC common stock acquired. As a result, the current shareholders of the Company will own approximately 93% of the outstanding common stock of USXC after the closing of the Reorganization ("Closing"). At the Closing, all officers and directors of USXC will resign and the current officers and directors of ASPAC will take their respective office in USXC. It is anticipated the closing of the Reorganization ("Closing") will take place on May 4, 2000.

     (B) 2000 Stock Option Plan
     --------------------------

     On January 31, 2000, the Board of Directors adopted the 2000 Stock Option Plan (the "Plan"). The Plan is for a period of five years and is authorized to grant options for up to one million shares of the Company's common stock. As of the date of this report, 495,000 shares of options have been granted to its officers, directors, consultants and employees. Stock options issued to employees for the quarter ended March 31, 2000 were accounted for under APB 25 and accordingly, no compensation expense has been recorded. Stock options to consultants were issued on March 31, 2000 and in accordance with SFAS 123 , the resulting consulting expense will be recognized in future periods.

     (C) Employee Agreement
     ----------------------

     On January 31, 2000, the Company and the Chairman, previously the President of the Company, executed an Amendment to the Employment Agreement in which the Chairman agreed to a reduction of his current salary to $60,000 starting on February 1, 2000 in an effort to maintain the operating expense of the Company during its development stage to a minimum. All other points and commitments of the original Agreement remain intact under the same terms and conditions.

     (D) Stock Option Agreements
     ---------------------------

     On January 31, 2000, the Company executed Incentive Stock Option Agreements with Jeffrey G. Sun, the Chief Executive Officer of the Company, and Steve Li Chen, the Vice Chairman of the Company, granting each options to purchase one million shares of the Company's common stock at the purchase price of $1.50 per share. The options are subjected to a 5-year vesting provision with 20% vested on each anniversary of the date of grant until fully vested.

     (E) Operating Lease Agreement
     -----------------------------

     On March 3, 2000, the Company signed a three-year lease agreement with Starwood/SVP L.L.C. ("Starwood"). The lease with Starwood is for an office space in Torrance, California starting on April 1, 2000 and at the rate of $4,225.75 per month. The lease can be extended for another three years after its expiration.

     (F) Cooperation Agreement with Beijing Tianxin Chinsi Electronic
     ----------------------------------------------------------------
     Technology, Ltd.
     ----------------

     On April 6, 2000, the Company reached a Cooperation Agreement with Beijing Tianxin Chinsi Electronic Technology, Ltd. ("Chinsi") , a communication technology development company in the PRC. The Company agrees to issued 30,000 shares of its common stock to Chinsi in exchange for certain wireless frequency usage rights to conduct initial trials of the Company's broadband Internet services in Beijing.

     (G) Warrant Issuance
     --------------------

     On April 7, 2000, the Company issued warrants to its private placement offering investors to purchase an aggregate 180,000 shares of the Company's common stock at the price of $1.275 per share. The warrants are immediately exercisable and will expire on April 7, 2003.

     (H) Agreement with CERNET
     -------------------------

     On April 18, 2000, the Company reached an Agreement with CERNET. In this Agreement, the Company agrees to issued 1,000,000 shares of its common stock and transfer 5% of its equities in the Joint Venture to CERNET in exchange for technical support, joint marketing efforts, and network infrastructure development.

       PART II - MANAGEMENT'S DISCUSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operation for the Three Months Ended December 31, 1999 as Compared to
--------------------------------------------------------------------------------
the Three Months Ended December 31, 1998:
-----------------------------------------

Operating expenses increased 72% from $84,881 during the three months ended December 31, 1998 to $146,268 during the three months ended December 31, 1999. The increase primarily due to the increase in salaries, rent, office supplies & expenses, travel &entertainment, and auto expenses relating to the establishment of the Beijing Liaison Office on March 1, 1999.

The Company recorded a net income of $81,346 for the three months ended December 31, 1999 as compared to a net loss of $87,415 for the three months ended December 31, 1998. The net income is primarily an effect of $237,961 extraordinary gain on extinguishments of debt recorded in the quarter ended December 31, 1999. Excluding the extraordinary item, the Company would have a net loss of $156,615, which is 72% increase from the same period last year. The increase in the net loss before extraordinary items primarily relates to the Company's continuing development activities in line with the proposed joint venture projects and the establishment of the Company's Beijing Liaison Office.

Liquidity and Capital Resources and Certain Events Subsequent to September 30,
------------------------------------------------------------------------------
1999
----

The Company has not generated cash flow from operations to date. The Company's current cash flow from operations is not capable of supporting existing business operations in its present form. Since the beginning of its operation, the Company has financed its development stage activities primarily through equity investments and loans from its founding stockholders.

Since the Company started its operation of September 26, 1997, the Company devotes substantially all of its efforts to developing joint ventures to establish telecommunications and Internet networks and organizational activities. To date, no revenues were generated from operation, and there is no guarantee the Company will ever achieve profitable operations.

During the three months ended December 31, 1999 and December 31, 1998, the Company received net cash of $65,815 and $60,000 from its financing activities, respectively. The sources of these amounts were from (i) the receipt of shareholder and officer loans and advances of $22,257 and $60,000 during the three months ended December 31, 1999 and 1998, respectively; (ii) withdrawal of $61,696 from a line of credit during the three months ended December 31, 1999; and (iii) repayment of shareholder and officer advances in the amount of $18,138 during the three months ended December 31, 1999.

During November 1999, and updated in December 1999, the Company issued a private placement memorandum, pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, to offer a minimum of 3,000 units and a maximum of 4,000 units of common stock to accredited investors. Each unit consists of 1,000 shares of the Company's common stock. The purchase price for each unit is $1,500 or $1.50 per share. The Company's net proceeds after placement discount and commissions but before offering expenses are estimated to be 90% of the amount raised. As of the date of this report, subscriptions for 3000 units or $4,500,000 have been received and fully paid. The funds received have been deposited to an escrow account for the benefit of the investors and distributed subject to stipulated milestones. On January 7, 2000, $1,000,000 before offering expense and related commissions was released to the Company based on the first milestone of executing the Joint Venture Contract and on April 7, 2000, $3,500,000 before offering expenses and related commission was released to the Company based on the second milestone of obtaining certain wireless frequency channel usage rights in the People's Republic of China. The offering was closed on March 31, 2000.

During the three months ended December 31, 1999, the Company and all holders of the Company's promissory notes entered into Debt Conversion Agreement to convert all note principal and accrued interests into shares of common stock of the Company at an exchange rate of $11.00 per share of common stock. At the date of conversion, the amount of principal of the promissory notes was $527,000 and the accrued interest was $36,890. As a result, the principal and accrued interest were converted into 51,264 shares of the Company's common stock. The shares were subsequently issued to note holders on March 28, 2000.

The Company currently has a commitment to invest $3.25 million pursuant to the Joint Venture Contract it entered with CERNET and Sino-Tech, dated December 31, 1999, and the Agreement with CERNET dated April 18, 2000, in exchange of 65% of the equity in the Joint Venture. The Company will continue to evaluate possible acquisitions of or investments in businesses, products, and technologies that are complimentary to those of the Company, which may require the use of cash. The Company believes that existing cash, investments and borrowings available under its credit facilities will be sufficient for at least the next 9 months; however, the Company may sell additional equity or debt securities or seek additional credit facilities if it believes such actions would be a better way to fund acquisition-related or other costs. Sales of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. The Company may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of the service offered by the Company and its Joint venture and competing technological and market developments.

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

Subsequent Events
-----------------

In December 1999, the Company received subscription of 3,000 units, representing 3,000,000 shares, of the Company's common stock relating to its private placement offering. The total subscription amount of $4.5 million was fully paid in January 2000 and the entire amount was deposited to an escrow account for the benefit of the investors and distributed subject to stipulated milestones. On January 7, 2000, $1,000,000 before offering expense and related commissions was released to the Company based on the first milestone of executing the Joint Venture Contract and on April 7, 2000, $3,500,000 before offering expenses and related commission was released to the Company based on the second milestone of obtaining certain wireless frequency channel usage rights in the People's Republic of China. The offering was closed on March 31, 2000.

On March 30, 2000, the Company signed Plan and Agreement of Reorganization ("Reorganization") with USA International Chemical, Inc., a Delaware corporation
publicly traded on the OTC Bulletin Board ("USXC").   Under the Reorganization,
USXC will acquire from ASPAC shareholders all outstanding common stocks of the Company and will issue one share of USXC's common stock for each one share of ASPAC common stock acquired. As a result, the current shareholders of the Company will own approximately 94% of the outstanding common stock of USXC after the closing of the Reorganization ("Closing"). At the Closing, all officers and directors of USXC will resign and the current officers and directors of ASPAC will take their respective office in USXC. It is anticipated the closing of the Reorganization ("Closing") will take place on or before April 30, 2000.

On January 31, 2000, the Board of Directors adopted the 2000 Stock Option Plan (the "Plan"). The Plan is for a period of five years and is authorized to grant options for up to one million shares of the Company's common stock. As of the date of this report, 475,000 shares of options has been granted to its officers, directors, consultants and employees.

On January 31, 2000, the Company and its Chairman, previously the President of the Company, executed an Amendment to the Employment Agreement in which the Chairman agreed to a reduction of his current salary to $60,000 starting on February 1, 2000 in an effort to maintain the operating expense of the Company during its development stage to a minimum. All other points and commitments of the original Agreement remain intact under the same terms and conditions.

On January 31, 2000, the Company executed Incentive Stock Option Agreements with Jeffrey G. Sun, the Chief Executive Officer of the Company, and Steve Li Chen, the Vice Chairman of the Company, granting each options to purchase one million shares of the Company's common stock at the purchase price of $1.50 per share. The options are subjected to a 5-year vesting provision with 20% vested on each anniversary of the date of grant until fully vested. The optionee may exercise the options, in whole or in part, any time during the period five years from the dated the options become vested.

On April 18,2000, the Company reached an Agreement with CERNET. In this Agreement, the Company agrees to issued 1,000,000 shares of its common stock and transfer 5% of its equities in the Joint Venture to CERNET in exchange for technical support, joint marketing efforts, and network infrastructure development.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: April 28, 2000             ASPAC COMMUNICATIONS, INC.


                                  By:  /s/ Jeffrey G. Sun
                                      ______________________
                                      Jeffrey G. Sun
                                      Chief Executive Officer