Form 10QSB
period 2000-03-31
ASPAC COMMUNCATIONS INC
filed 2000-05-22
CIK 1048172

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

( ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.


                              Commission File No.
                                    0-24441

                          ASPAC COMMUNICATIONS , INC.
                                  ----------
            (Exact name of registrant as specified in its charter)


      Delaware                                    95-4652797
      -------------------------------             ---------------------
      (State or Other Jurisdiction of             I.R.S. Employer
      Incorporation or Organization)              Identification Number


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO      10-QSB for the quarterly period ended December 31, 1999.

Aggregate market value of voting stock held by non-affiliates of the registrant at March 31, 2000: There is no public market for these securities as of March 31, 2000.

Number of shares of common stock outstanding at March 31, 2000: Common Stock - 20,363,078

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                       ASSETS
                                       ------

                                                 March 31, 2000  September 30, 1999
                                                 --------------  ------------------
                                                      (USD)            (USD)
                                                   (Unaudited)
CURRENT ASSETS
  Cash                                               781,894             7,005
  Prepaid expenses                                    20,851             5,820
  Other receivable - YeeYoo                           14,985               405
                                                   ---------          --------
    TOTAL CURRENT ASSETS                             817,730            13,230

PROPERTY AND EQUIPMENT                                52,315            39,714

OTHER ASSETS
  Deferred offering cost                               9,722            12,500
  Organization costs                                   1,485             1,755
  Other assets                                        61,830            10,607
                                                   ---------          --------
    TOTAL OTHER ASSETS                                73,037            24,862

TOTAL ASSETS                                         943,082            77,806
                                                   =========          ========

                     LIABILITIES AND STOCKHOLDER'S DEFICIENCY
                     ----------------------------------------

CURRENT LIABILITIES
  Accrued expenses                                    89,581            61,276
  Accrued salaries                                   111,103           128,798
  Advisory service agreement payable                  30,000            30,000
  Line of credit                                     214,488           111,946
  Bank loan payable                                       --                --
  Notes payable - related parties                         --           260,000
  Notes payable - unrelated parties                       --           255,000
  Loan payable - employees                                --            18,120
                                                   ---------          --------
    TOTAL CURRENT LIABILITIES                        445,172           865,140

STOCKHOLDER'S DEFICIENCY
  Preferred stock, $0.0001 par value
    20,000,000 shares authorized                          --                --
  Common stock, $0.0001 par value,
    100,000,000 shares authorized,
    20,126,264 shares issued and outstanding           2,037             2,008
Additional paid-in capital                         1,419,492            93,592
Accumulated deficit during development stage        (923,644)         (882,934)
Accumulated other comprehensive income (loss)             25                --
                                                   ---------          --------

    TOTAL STOCKHOLDER'S DEFICIENCY                   497,910          (787,334)

TOTAL LABILITIES AND
    STOCKHOLDER'S DEFICIENCY                         943,082            77,806
                                                   =========          ========

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     FOR THE PERIOD FROM SEPTEMBER 26,1997
                          (INCEPTION) TO March 31,2000
                          ----------------------------
                                  (UNAUDITED)
                                  -----------

                                                                                    DEFICIT
                                                                                  ACCUMULATED        ACCUMULATED
                                     COMMOM                       ADDITIONAL        DURING              OTHER
                                      STOCK                         PAID-IN       DEVELOPMENT       COMPREHENSIVE
                                     SHARES         AMOUNT          CAPITAL          STAGE             INCOME           TOTAL
                                   ----------       ------        ----------      -----------       -------------    ----------
Common stock issuance                  40,000       $    4        $       96       $       -          $       -      $      200

Net loss from September 26,
 1997 (Inception) to
 September 30, 1997                         -            -                 -        (161,697)                          (161,697)
                                   ----------       ------        ----------       ---------        -------------    ----------
Balance at
 September 30, 1997                    40,000            4               196        (161,697)                 -        (161,497)

Common stock issuance              17,980,000        1,798            88,102               -                  -          89,900

Common stock issuance to
 consultants for future
 services to be rendered            2,000,000          200              (200)              -                  -               -

Net loss for the year ended
 September 30, 1998                         -            -                 -        (234,599)                 -        (234,599)
                                   ----------       ------        ----------       ---------        -------------    ----------
Balance at
 September 30, 1998                20,020,000        2,002            88,098        (396,296)                 -        (306,196)

Common stock issuance to               55,000            6             5,494               -                  -           5,500
 officers

Net loss for the year ended
 September 30, 1999                         -            -                 -        (486,638)                 -        (486,638)
                                   ----------       ------        ----------       ---------        -------------    ----------
Balance at
 September 30, 1999                20,075,000        2,008            93,592        (882,934)                 -        (787,334)

Common stock issuance in
 exchange for loan conversion          51,264            5           325,924               -                  -         325,929

Common stock issuance for
 Cash                                 237,014           24           999,976               -                  -       1,000,000

Net income for the six-months
 Ended March 31, 2000                                                                (40,710)                           (40,710)

Foreign Exchange
 Transaction Gain                                                                                            25
                                   ----------       ------        ----------       ---------        -------------    ----------
Balance at
 March 31, 2000                    20,363,078        2,037         1,419,492        (923,644)                25         497,910
                                   ==========       ======        ==========       =========        =============    ==========

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999,
                               AND FOR THE PERIOD
                FROM SEPTEMBER 26 (INCEPTION) TO MARCH 31, 2000
                                  (UNAUDITED)
                                  -----------

                                                                                                          Sep.26, 1997
                                       Three Month Ended          Six Month Ended    Six Month Ended     (Inception) to
                                 Mar.31, 2000    Mar. 31, 1999     Mar.31, 2000       Mar 31, 1999        Mar. 31 2000
                                 ------------    -------------    ---------------    ---------------     --------------
NET SALES                        $         -      $         -       $         -        $         -         $         -
                                 -----------      -----------       -----------        -----------         -----------

OPERATING EXPENSES
  Salaries                            29,376           44,024            96,472             77,098             431,881
  Lease expenses                      21,731            8,937            47,159             14,201             132,759
  Legal and professional fees         33,271           12,538            45,229             36,646             121,734
  Consulting fees                      2,416            1,690             6,817              1,690              37,831
  Travel & Entertainment               9,989            5,552            15,413             14,107              56,691
  Depreciation                         2,382              720             4,765              1,395              11,352
  Amortization of
   organization costs                    135              135               270                270               2,176
  General office expense              24,607           13,181            51,836             26,251             169,245
                                 -----------      -----------       -----------        -----------         -----------
Total operating expenses             123,907           86,777           270,137            171,658             964,884

LOSS FROM OPERATIONS                (123,907)         (86,777)         (270,137)          (171,658)           (964,884)
                                 -----------      -----------       -----------        -----------         -----------

OTHER INCOME (EXPENSE)
  Registration
   costs-withdrawn Form S-1                -                -                 -                  -            (158,650)
  Interest expense                    (3,852)          (5,322)          (14,524)            (8,805)            (47,231)
  Interest income                      8,229                -             8,229                 50               9,135
  Other income (expense)               (2564)              16            (2,239)               914                  25
                                 -----------      -----------       -----------        -----------         -----------
Total other income (expense)          (1,813)          (5,306)           (8,534)            (7,841)           (196,721)

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS               (122,094)         (92,083)         (278,671)          (179,499)         (1,161,605)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENTS OF DEBT                  -                -           237,961                  -             237,961

NET INCOME (LOSS) DURING
  DEVELOPMENT STAGE              $  (122,094)     $   (92,083)      $   (40,710)       $  (179,499)        $  (923,644)
                                 ===========      ===========       ===========        ===========         ===========

OTHER COMPREHENSIVE INCOME
  (LOSS)
  Foreign Exchange
   Translation Gain (Loss)               (57)               -                25                  -                  25

TOTAL COMPREHENSIVE INCOME
  (LOSS)                            (122,151)         (92,083)          (40,685)          (179,499)           (923,619)

NET INCOME (LOSS) PER COMMON
  SHARE                          $   (0.0060)     $   (0.0046)      $   (0.0424)       $   (0.0090)        $   (0.0459)
                                 ===========      ===========       ===========        ===========         ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES                          20,347,651       20,023,667        20,840,673         20,021,813          20,126,264
                                 ===========      ===========       ===========        ===========         ===========

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999,
                               AND FOR THE PERIOD
                FROM SEPTEMBER 26 (INCEPTION) TO MARCH 31, 2000
                                  (UNAUDITED)
                                  -----------

                                                                                                           Sep.26, 1997
                                      Three Month Ended           Six Month Ended     Six Month Ended     (Inception) to
                                Mar.31, 2000    Mar. 31, 1999      Mar.31, 2000        Mar 31, 1999        Mar. 31 2000
                                ------------    -------------     ---------------     ---------------     --------------
NET SALES                        $        -       $      -          $        -           $       -          $        -
                                 ----------       --------          ----------           ---------          ----------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net Income (loss)                (122,094)       (92,083)            (40,710)           (179,499)           (923,644)
  Adjustment to reconcile
   net income (loss) to net
   cash used in operating
   activities:
     Depreciation                     2,382            720               4,765                1395              11,837
     Amortization                       135            135                 270                 270               1,215
     Interest expense on
      extinguished debt                  --             --               7,821                  --               7,821
     Gain on extinguishment
      of debt                            --             --            (237,961)                 --            (237,961)
     Loss on theft of fixed
      assets                          2,419             --               2,419                  --               2,419
  Write off registration
   costs                                 --             --                  --                  --             120,000
  Issuance of common stock
   for services                          --             --                  --                  --               5,500
  Changes in assets and
   liabilities (increase)
   decrease in:
       Prepaid expenses             (16,333)         2,889             (15,032)                (96)            (20,852)
       Other receivable             (14,985)            --             (14,581)                 --             (14,986)
       Deferred offering cost         2,778             --               2,778                  --              (9,722)
       Other assets                 (50,728)        (7,343)            (51,248)             (7,343)            (61,855)
     Increase (decrease) in:
       Account payable &
        accrued expenses            (37,415)        25,333              39,681              54,991             229,755
                                 ----------       --------          ----------           ---------          ----------
     Net cash used in
      operating activities         (233,841)       (70,349)           (301,798)           (130,281)           (890,473)

CASH FLOWS FROM INVESTING
 ACTIVITES:
  Purchase of property and
   equipment                        (19,656)        (1,812)            (19,789)             (1,812)            (66,575)
  Organizational costs                   --             --                  --                  --              (2,700)
  Payments under advisory
   service agreement                     --        (30,000)                 --             (30,000)            (90,000)
                                 ----------       --------          ----------           ---------          ----------
     Net cash used in
      investing activities          (19,656)       (31,812)            (19,789)            (31,812)           (159,275)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Notes and Loans payable            (5,500)       102,346              (6,129)            162,346             539,146
  Line of Credit                     40,943             --             102,629                  --             214,575
  Proceeds from sale of
   common stock                   1,000,000             --           1,000,000                  --           1,090,100
  Repayment of advances                  --             --                  --                  --             (12,155)
                                 ----------       --------          ----------           ---------          ----------
     Net cash provided by
      financing activities        1,035,443        102,346           1,096,500             162,346           1,831,666

FOREIGN EXCHANGE TRANSLATION
 LOSS                                   (52)            --                 (71)                 --                 (71)

INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS            781,894            185             774,842                 253             781,847
                                 ==========       ========          ==========           =========          ==========

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                     0          4,716               7,005               4,648                   0

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                     781,894          4,901             781,847               4,901             781,847
                                 ==========       ========          ==========           =========          ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NONCASH TRANSACTION:
-----------------------------------------------------------------------
The company incurred debt in the total amount of $162,500 under a securities advisory service agreement and related stock subscription agreement and a legal advisory service agreement. At March 31, 2000, the unpaid portion of this debt amounted to $30,000. The company converted its notes payable of $527,000 and accrued interests of these notes in the amount of $36,890 into 51,264 shares of its common stock on December 31, 1999.

                   ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMEN STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2000
                             --------------------
                                  (UNAUDTED)
                                  ----------

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

NOTE 2 - PRINCIPLE OF CONSOLIDATION
-----------------------------------

     The consolidated financial statements include the accounts of ASPAC Communications, Inc., its Beijing Representative Office and its inactive subsidiary, ASPAC Holdings, Inc. All significant inter-company balances and transactions have been eliminated in consolidation

     The Company maintains a Beijing Representative Office. All balances and transactions as of and for the three-month period ended March 31, 2000 are translated at the exchange rate in effect at the balance sheet date and at the average exchange rate for the period presented, respectively.

NOTE 3 - NOTES PAYABLE
----------------------

     On December 31, 1999, the holders of the notes payable agreed to surrender the notes for conversion of the principal aggregated to $527,000 and the accrued interest aggregated to $36,870, into 51,264 shares of the Company's common stock at an exchange rate of $11 for one share of common stock. The conversion of the related party notes is an extinguishment of related party debt, accounted for as a credit to equity while the conversion of the unrelated party notes is accounted for as a gain on extinguishment of debt computed as the difference between the $11 conversion price and the concurrent $1.50 private placement offering price (See Note 8) which gain aggregated $237,961 at the conversion date.

NOTE 4 - LOAN PAYABLE - LINE OF CREDIT
--------------------------------------

     On March 31, 1999 the Company obtained a line of credit for up to approximately $362,000 with an unrelated party. The term is two years and outstanding balances under the line of credit accrued interest at a rate of 8% per annum with principal and accrued interest due upon demand. The Company may repay all outstanding amounts at anytime without penalty, in cash or common stock of the Company, at a conversion rate to be determined and agreed by both parties. The outstanding balance as of March 31, 2000 totaled $214,488. In substance, this line of credit is not a convertible debt since there is no fixed or indexed conversion rate. Therefore there is no consideration of this debt in the computation of earnings per share.

NOTE 5 - RELATED PARTIES
------------------------

     Certain salaries are owed to related parties at March 31, 2000.

     As discussed in the supplemental disclosure to the consolidated cash flow statements and Note 6 and Note 10 (C), certain issuance of common stock in connection with debt conversion to related parties occurred on December 31, 1999.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

     (A)  Employment Agreements
     --------------------------

     On August 3, 1998, the Company extended a previously existing employment agreement (the "Agreement") with the Chairman of the Company. Under the Agreement (i) the term of the Agreement is for the three years commencing August 6, 1998, (ii) the executive shall be paid an annual salary of $100,000 with participation in future stock options programs at amounts to be determined by the Company's Board of Directors, (iii) $4,833 of the total monthly salary is to be deferred until a date to be determined and agreed by both parties. As of September 30, 1999 the salary was still being deferred. (iv) the Agreement may be terminated by the Company for "good cause" as defined in the Agreement, and (v) employment and all benefits under the Agreement shall terminate upon the President's death or total disability as defined in the Agreement.

     On January 31, 2000, the Company and the Chairman executed an Amendment to the Agreement in which the Chairman agreed to a reduction of his current salary to $60,000 starting on February 1, 2000 in an effort to maintain the operating expense of the Company during its development stage to a minimum. All other points and commitments of the original Agreement remain intact under the same terms and conditions.

     (B) Operating Lease Agreement
     -----------------------------

     The Company leases two corporate office spaces and one automobile under operating leases. The company terminated its lease with Barrister Executive Suite on March 31, 2000 and started a three-year lease agreement with Starwood/SVP L.L.C. ("Starwood") on April 1, 2000. The lease with Starwood is for an office space in Torrance, California at $4,023.25 per month. The lease can be extended for another three years after its expiration. The car lease has a remaining term through the year 2000.

     Lease expense for the six-months ended March 31, 2000 and 1999 aggregated $47,159 and $14,201, respectively.

NOTE 7 - COMMON STOCK
---------------------

     On December 31, 1999, the Company and all holders of the Company's promissory notes entered into Debt Conversion Agreement to convert all note principal and accrued interests into shares of common stock of the Company at an exchange rate of $11.00 per share of common stock. At the date of conversion, the amount of principal of the promissory notes was $527,000 and the accrued interest was $36,890 (See Note 4). As a result, the principal and accrued interest were converted into 51,264 shares of the Company's common stock. The shares were subsequently issued to note holders on March 28, 2000.

     On January 19, 2000, the Company issued 237,014 shares of its common stock to private placement investors after the release of $1,000,000 from the escrow of the private placement offering to the Company following the accomplishment of the first escrow milestone, the signing of the Sino-Foreign Joint Venture Contract.

NOTE 8 - PRIVATE PLACEMENT
--------------------------

     During November 1999, and updated in December 1999, the Company issued a private placement memorandum, pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, to offer a minimum of 3,000 units and a maximum of 4,000 units of common stock to accredited investors. Each unit consists of 1,000 shares of the Company's common stock. The purchase price for each unit is $1,500 or $1.50 per share. The Company's net proceeds after placement discount and commissions but before offering expenses are estimated to be 90% of the amount raised. As of the date of this report, subscriptions for 3000 units or $4,500,000 have been received and fully paid. The funds received have been deposited to an escrow account for the benefit of the investors and distributed subject to stipulated milestones. On January 7, 2000, $1,000,000 before offering expense and related commissions was released to the Company based on the first milestone of executing the Joint Venture Contract and on April 7, 2000, $3,500,000 before offering expenses and related commission was released to the Company based on the second milestone of obtaining certain wireless frequency usage rights in the People's Republic of China (see Note 12 (B)). The offering was closed on March 31, 2000.

NOTE 9 - 2000 STOCK OPTION PLAN
-------------------------------

     On January 31, 2000, the Board of Directors adopted the 2000 Stock Option Plan (the "Plan"). The Plan is for a period of five years and is authorized to grant options for up to one million shares of the Company's common stock. As of the date of this report, 475,000 shares of options have been granted to its officers, directors, consultants and employees. Stock options issued to employees for the quarter ended March 31, 2000 were accounted for under APB 25 and accordingly, no compensation expense has been recorded. Stock options to consultants were issued on March 31, 2000 and in accordance with SFAS 123 , the resulting consulting expense will be recognized in future periods.

NOTE 10 - STOCK OPTIONS AGREEMENT
---------------------------------

     On January 31, 2000, the Company executed Incentive Stock Option Agreements with Jeffrey G. Sun, the Chief Executive Officer of the Company, and Steve Li Chen, the Vice Chairman of the Company, granting each the option to purchase one million shares of the Company's common stock at the purchase price of $1.50 per share. The options are subjected to a 5-year vesting provision with 20% vested on each anniversary of the date of grant until fully vested. Pursuant to APB 25, no compensation expense has been recognized for the quarter ended March 31, 2000.

NOTE 11 - WARRANT ISSUANCE
--------------------------

     On April 7, 2000, the Company issued warrants to its private placement offering investors to purchase an aggregate 180,000 shares of the Company's common stock at the price of $1.275 per share. The warrants are immediately exercisable and will expire on April 7, 2003.

NOTE 12 - SUBSEQUENT EVENTS
---------------------------

     (A) Reorganization with USA International Chemical, Inc.
     --------------------------------------------------------

     On May 4, 2000, the Company completed the reorganization ("Reorganization") with USA International Chemical, Inc., a Delaware corporation publicly
     traded on the OTC Bulletin Board ("USXC").   Under the Reorganization, USXC
     acquired from ASPAC shareholders all outstanding common stocks of the Company and issued one share of USXC's common stock for each one share of ASPAC common stock acquired. As a result, the current shareholders of the Company own approximately 93% of the outstanding common stock of USXC. At the closing of the Reorganization, all officers and directors of USXC resigned and the current officers and directors of ASPAC took their respective office in USXC. The Company is in a process of amending the Articles and Bylaws of USXC and changing its name to ASPAC Communications, Inc. The reorganization was accounted for by the Company as a re-capitalization.

     (B) Cooperation Agreement with Beijing Tianxin Chinsi Electronic
     ----------------------------------------------------------------
     Technology, Ltd.
     ----------------

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

     (C) Agreement with CERNET
     -------------------------

     On April 18,2000, the Company reached an Agreement with CERNET. In this Agreement, the Company agrees to issued 1,000,000 shares of its common stock and transfer 5% of its equities in the Joint Venture to CERNET in exchange for technical support, joint marketing efforts, and network infrastructure development.

       PART II - MANAGEMENT'S DISCUSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operation for the Three Months Ended March 31, 2000 as Compared to
-----------------------------------------------------------------------------
the Three Months Ended March 31, 1999:
--------------------------------------

Operating expenses increased 43% from $86,777 during the three months ended March 31, 1999 to $123,907 during the three months ended March 31, 2000. The increase primarily due to the increase in salaries, rent, travel &entertainment, and general office expenses relating to the establishment of the Company's Beijing Representative Office on March 1, 1999 and the increased legal fees in connection with the Company's reorganization activities with USA International Chemical, Inc.

The Company's net loss increased from $92,083 during the three months ended March 31, 1999 to $122,094 during the three months ended March 31, 2000. The increase in net loss primarily relates to the Company's continuing development activities in line with the joint venture projects, establishment of the Company's Beijing Representative Office, and the recent reorganization activities with USA International Chemical, Inc.

Liquidity and Capital Resources and Certain Events Subsequent to March 31, 2000
-------------------------------------------------------------------------------

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

During the three months ended March 31, 2000 and March 31, 1999, the Company received net cash of $1,035,443 and $102,346 from its financing activities, respectively. The sources of these amounts were from (i) proceeds from sale of common stock for cash through a private placement during the three months ended March 31, 2000; (ii) withdrawal of $40,943 from a line of credit during the three months ended March 31, 2000; (iii) repayment of shareholder and officer advances in the amount of $5,500 during the three months ended March 31, 2000; and (iv) the receipt of shareholder and officer loans and advances of $102,346 during the three months ended March 31, 1999.

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

Subsequent Events
-----------------

On April 6, 2000, the Company reached a Cooperation Agreement with Beijing Tianxin Chinsi Electronic Technology, Ltd. ("Chinsi") , a communication technology development company in the PRC. The Company agrees to issued 30,000 shares of its common stock to Chinsi in exchange for the certain wireless frequency usage rights to conduct initial trials of the Company's Internet services in Beijing.

On May 4, 2000, the Company completed the reorganization ("Reorganization") with USA International Chemical, Inc., a Delaware corporation publicly traded on the
OTC Bulletin Board ("USXC").   Under the Reorganization, USXC acquired from
ASPAC shareholders all outstanding common stocks of the Company and issued one share of USXC's common stock for each one share of ASPAC common stock acquired. As a result, the current shareholders of the Company own approximately 93% of the outstanding common stock of USXC. At the closing of the Reorganization, all officers and directors of USXC resigned and the current officers and directors of ASPAC took their respective office in USXC. The Company is in a process of amending the Articles and Bylaws of USXC and changing its name to ASPAC Communications, Inc.

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



Dated: May 19, 2000           ASPAC COMMUNICATIONS, INC.


                              By: /s/ Jeffrey G. Sun
                                  ------------------
                              Jeffrey G. Sun
                              Chief Executive Officer